Form 10QSB
period 1995-08-31
HOSOI GARDEN MORTUARY INC
filed 1995-10-31
CIK 48544

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               _ _ _ _ _ _ _ _ _ _ _

                                    FORM 10-QSB

[X] Quarterly report pursuants to section 13 or 15(d) of the Securities Exchange Act OF 1934

       For the quarterly period ended August 31, 1995
                                     OR
[  ]   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from _________________ to ________________

                      _______________________________________

                            Commission file number 0-2288
                      _______________________________________

                                    (Unaudited)

                            HOSOI GARDEN MORTUARY, INC.
                (Exact name of registrant as specified in its charter)

           State of Hawaii                          No. 99-0088064
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

         30 North Kukui Street
(Corner of Nuuanu Avenue and Kukui Street)
           Honolulu, Hawaii                                         96817
(Address of principal executive offices)                          (Zip Code)

                                (808)   538-3877
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
               Yes X                                        No

1,834,310 shares of Common Stock outstanding at August 31, 1995

                          HOSOI GARDEN MORTUARY, INC.
                          _ _ _ _ _ _ _ _ _ _ _ _ _




                                    CONTENTS
                                    _ _ _ _

[CAPTION]
                                                                       Pages
[S]                                                                    [C]
DISCLAIMER OF OPINION                                                   1


PART I - Financial Information

     Item 1.  Financial Statements
              Balance Sheet                                             2

              Statement of Income                                       3

              Statements of Cash Flows                                  4

              Notes                                                   5 - 8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9


PART II - Other Information                                             10

SIGNATURES                                                              11

                           DISCLAIMER OF OPINION
                           _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors

Hosoi Garden Mortuary, Inc.



The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of August 31, 1995, and the related statements of income and cash flows for the three months ended August 31, 1995 and 1994 were not audited by us and accordingly we do not express an opinion on them.




September 26, 1995

                        HOSOI GARDEN MORTUARY, INC.

                              BALANCE SHEET
                              _ _ _ _ _ _ _

                             August 31, 1995


[CAPTION]
                               A S S E T S
[S]                                                              [C]
CURRENT ASSETS
  Cash (Note 1)                                                  $   754,318
  Certificate of deposit                                             200,000
  Securities available for sale, at market (Note 2)                  727,619
  Accounts receivable, less allowance for doubtful accounts
   of $44,698                                                        333,314
  Income tax receivable                                               46,321
  Inventories (Note 7)                                               126,811
  Prepaid expenses and others                                        117,613
  Deferred income taxes (Note 4)                                      45,635
                                                                  __________
           TOTAL CURRENT ASSETS                                    2,351,631
                                                                  __________

INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                  1,120,254
  Cemetery plots                                                       1,350
  Securities held to maturity, at cost (Note 2)                      105,749
                                                                 ___________
                                                                   1,227,353
                                                                 ___________
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                      1,543,331
                                                                 ___________

OTHER ASSETS                                                         104,799
                                                                 ___________

           TOTAL ASSETS                                          $ 5,227,114
                                                                 ===========
[CAPTION]
                            L I A B I L I T I E S
[S]                                                              [C]
CURRENT LIABILITIES
  Accounts payable                                               $   299,152
  Accrued liabilities                                                128,969
  Note payable                                                           685
                                                                 ___________
           TOTAL CURRENT LIABILITIES                                 428,806
                                                                 ___________
DEFERRED INCOME TAXES (Note 4)                                        50,651
                                                                 ___________

[CAPTION]
                   S T O C K H O L D E R S'  E Q U I T Y
[S]                                                                 [C]
CAPITAL CONTRIBUTED (Note 8)
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                        437,428
  Less 129,045 reacquired shares                                   (26,079)
                                                                 __________
            TOTAL CAPITAL CONTRIBUTED                               411,349

RETAINED EARNINGS                                                 4,379,447

NET UNREALIZED GAINS ON SECURITIES AVAILABLE-FOR-SALE
 (Note 2)                                                            38,143
TREASURY STOCK, 223,785 shares, at cost (Note 8)                    (81,282)
                                                                 __________
            TOTAL STOCKHOLDERS' EQUITY                            4,747,657
                                                                 __________

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,227,114
                                                                ===========

[FN]
           See the accompanying Notes to Financial Statements
                               (Unaudited)

                                    2

                           HOSOI GARDEN MORTUARY, INC.

                              STATEMENT OF INCOME
                              _ _ _ _ _ _ _ _ _ _

                    Three Months Ended August 31, 1995 and 1994

[CAPTION]

                                                       1995              1994
                                                     _________      _________
[S]                                                  [C]           [C]
NET SALES AND SERVICES                               $ 688,968     $  618,431

COST OF SALES AND SERVICES (Note 7)                    441,968        438,372
                                                     _________       ________
         GROSS PROFIT                                  247,000        180,059

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           141,922        112,158
                                                     _________       ________
         OPERATING  INCOME                             105,078         67,901

OTHER INCOME (EXPENSE)
  Parking, dividends, interest and miscellaneous
   income                                               38,591         26,502
  Interest                                                (196)          (435)
                                                     _________      _________
         INCOME BEFORE INCOME TAXES AND EQUITY
          IN EARNINGS OF GARDEN LIFE PLAN, LTD.        143,473         93,968

INCOME TAXES (Note 5)                                   60,232         43,002
                                                     _________       ________
         INCOME BEFORE EQUITY IN EARNINGS
         OF GARDEN LIFE PLAN, LTD.                      83,241         50,966

EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.
 (Note 3)                                               72,658         91,426
                                                    __________      _________
          NET INCOME                                $  155,899      $ 142,392
                                                    ==========      =========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 (Note 6)                                            1,834,310      1,856,123
                                                    __________      _________

EARNINGS PER COMMON SHARE (Note 6)                  $     .09       $     .08
                                                    ==========     ==========

[FN]
                  See the accompanying Notes to Financial Statements
                                   (Unaudited)
                                        3

                         HOSOI GARDEN MORTUARY, INC.

                          STATEMENTS OF CASH FLOWS
                          _ _ _ _ _ _ _ _ _ _ _ _

              Three Months Ended August 31, 1995 and 1994

[CAPTION]
                                                        1995          1994
                                                     __________    __________
[S]                                                  [C]           [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  155,899    $  142,392
  Adjustment to reconcile net income to net cash
   provided by operations
    Depreciation                                         15,873        19,396
    Loss (gain) on sale of equity securities             (7,861)        2,205
    Undistributed earnings of affiliate                 (72,658)      (91,426)
    Deferred income taxes                                 5,807        (8,677)
  (Increase) decrease in certain assets
    Accounts receivable                                 (25,765)       27,409
    Income tax receivable                                 7,925          -
    Inventories                                         (15,504)        1,481
    Prepaid expenses and others                         (48,770)      (53,625)
    Cash value of life insurance policies                  (310)         (357)
    Dividend receivable                                    -          200,000
  (Decrease) increase in certain liabilities
    Accounts payable                                     (1,239)       18,497
    Accrued liabilities                                  (2,425)      (17,883)
    Income taxes payable                                   -          (77,260)
                                                     __________    __________
         NET CASH PROVIDED BY OPERATING ACTIVITIES       10,972       162,152
                                                     __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (4,700)       (2,074)
  Decrease in securities                                (27,414)     (214,525)
  Proceeds from sale of equity securities                55,107        14,588
  Increase on certificate of deposit                   (200,000)         -
  Payment of premiums on life insurance policies          (504)        (1,155)
                                                    __________     __________
         NET CASH USED IN INVESTING ACTIVITIES        (177,511)      (203,166)
                                                    __________     __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired stocks                        (17,850)        (2,500)
                                                    __________     __________
        NET CASH USED IN FINANCING ACTIVITIES          (17,850)        (2,500)
                                                    __________     __________
               NET DECREASE                           (184,389)       (43,514)

CASH AT BEGINNING OF PERIOD                            938,707        606,114
                                                    __________     __________
CASH AT END OF PERIOD                               $  754,318     $  562,600
                                                    ==========     ==========
[FN]
                See the accompanying Notes to Financial Statements
                                    (Unaudited)

                             HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                             August 31, 1995 and 1994



Note 1. Cash - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Note 2. Investment securities - At August 31, 1995 the Company held investments in the following types of securities:

[CAPTION]
                                      Available              Held to
                                      for Sale               Maturity
                                      _________              _________
   [S]                                [C]                    [C]
   Amortized Cost:
      Equity Securities               $  60,222              $    -
      U.S. Treasury Notes                  -                   105,749
      Mutual Funds                      629,254                   -
                                      _________              _________
                                      $ 689,476              $ 105,749
                                      =========              =========
   Market Value:
      Equity Securities               $  62,654              $    -
      U.S. Treasury Notes                  -                    99,505
      Mutual Funds                      664,965                   -
                                      _________              _________
                                      $ 727,619              $  99,505
                                      =========              =========
   Unrealized Gains:
      Equity Securities               $   6,148             $     -
      U.S. Treasury Notes                  -                      -
      Mutual Funds                       35,711                   -
                                      _________             __________
                                      $  41,859             $     -
                                      =========             ==========
   Unrealized Losses:
      Equity Securities               $   3,716             $     -
      U.S. Treasury Notes                  -                     6,244
      Mutual Funds                         -                      -
                                      _________             __________
                                      $   3,716             $    6,244
                                      =========             ==========

[FN]
                                    (UNAUDITED)
                                        5

                            HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                             August 31, 1995 and 1994


The maturities for debt securities held at August 31, 1995 were:
[CAPTION]
                         Available for Sale        Held to Maturity
                        ____________________     ______________________

                        Amortized     Market     Amortized     Market
                          Cost        Value        Cost        Value
                        _________     ______     _________     ________

[S]                     [C]           [C]        [C]           [C]
With 1 year             $  -          $  -       $    -        $   -

After 1 year
through 5 years            _             _         105,749       99,505

After 5 years              -             -            -            -
                        _________     ______     _________     ________
                        $  -          $  -       $ 105,749     $ 99,505
                        =========     ======     =========     ========

During the quarter ended August 31, 1995, the Company sold securities available for sale for $55,107. The gross realized gain of $7,861 is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

Note 3. Garden Life Plan, Ltd. - Investment in Garden Life Plan, Ltd. represented the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd. (GLP), a Hawaii corporation engaged in the sale of pre-need funeral plans serviced solely by Hosoi Garden Mortuary, Inc. The fiscal year end of GLP was changed to May 31 (from
June 30) effective for its year ended May 31, 1994.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. GLP is entitled to all earnings from funds held in trust which amounted to $601,851 for the year ended May 31, 1995 and $470,991 for the eleven months ended May 31, 1994. Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor GLP.

[FN]
                                 (UNAUDITED)
                                      6

                        HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        August 31, 1995 and 1994


Audited financial statements of this subsidiary as of May 31, 1995 reflected the following summarized financial position and results of operations:
    [S]                                      [C]
    Total assets                             $ 2,529,777
    Total liabilities                            434,592
                                             ___________
    Total stockholders' equity               $ 2,095,185
                                             ===========
    Total revenues                           $ 1,176,848
                                             ===========
    Operating income                         $   170,728
                                             ===========
    Net income                               $   584,579
                                             ===========

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for it's three-months ended August
31, 1995.

Investment in Garden Life Plan, Ltd. as of August 31, 1995 is accounted for as follows:
    [S]                                                  [C]
    Stockholders' equity at August 31, 1995 per
    Garden Life Plan, Ltd.'s balance sheet               $ 2,240,500

         Equity ownership                                         50%
                                                         ___________
                                                           1,120,250
         Rounding                                                  4
                                                        ____________
    Total investment in Garden Life Plan, Ltd.         $  1,120,254
                                                        ============

Note 4. Deferred income taxes - Deferred income taxes are provided for timing differences resulting from inclusion of income and expense items in financial statements in years other than recognized for income tax purposes. Timing differences result from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purposes and from the use of the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

At August 31, 1995 the Company's retained earnings included approximately $1,120,254 of undistributed earnings of Garden Life Plan, Ltd.

[FN]
                                (UNAUDITED)
                                    7

                         HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       - - - - - - - - - - - - - - -
                         August 31, 1995 and 1994


Note 5. Income taxes - The provision for income taxes consists of the following:

[CAPTION]
                                         1995            1994
                                      __________       _________
    [S]                               [C]              [C]
    Federal:
      Current                         $  46,043        $  30,286
      Deferred                            4,495            5,656

    State:
      Current                             8,382            5,409
      Deferred                            1,312            1,651
                                      _________        _________
           Total                      $  60,232        $  43,002
                                      =========        =========

Note 6. Earnings per share - Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,834,310 for 1995 and 1,856,123 for 1994.

Note 7. Cost of sales - Cost of sales is computed by the gross profit method using the cost of sales percentage for the year ended May 31, 1995.
Inventories have been adjusted, at August 31, 1995 to reflect the adjustment to the cost of sales as computed by the gross profit method.

Note 8. Reacquired shares - Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of August 31, 1995 reflects the shares acquired before July 1, 1987.



[FN]
                                      (Unaudited)
                                           8

                               HOSOI GARDEN MORTUARY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



                         Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 1995.

The working capital and working capital ratios at August 31, 1995 remained at a favorable level as follows:
          [S]                          [C]
          Working capital              $1,965,159
          Working capital ratio             5.9:1


                       Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 64.1% from 70.9% for the three-months ended August 31, 1995 over 1994. The decrease is attributable to an overall decrease in the variable component of cost of sales of 8.1%, which was offset by an increase of 1.3% in the merchandise cost component of cost of sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 20.6% from 18.1% for the three-months ended August 31, 1995 over 1994. The increase resulted from increase in professional fees, charitable contributions and salaries and wages.

Income Taxes - The effective income tax rate is 42.0% for 1995 and 45.8% for 1994. The increase is mainly due to prior year's gain on the sales of investments.

Other Income (Expense) - Other income as a percent of net sales increased to 5.6% in 1995 over 4.2% in 1994. The increase resulted primarily from an increase in interest income.




                                    9

                             HOSOI GARDEN MORTUARY, INC.

                             PART II - OTHER INFORMATION
                             _ _ _ _ _ _ _ _ _ _ _ _ _ _

                               August 31, 1995 and 1994



Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three-months ended August 31, 1995.




                                      10

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.




                                        HOSOI GARDEN MORTUARY, INC.
                                        ___________________________
                                          (Small business issuer)



Date October 12, 1995                   Clifford S. Hosoi
                                        ____________________________
                                        Clifford S. Hosoi, President


Date October 12, 1995                   Elaine Nakamura
                                        _____________________________
                                        Elaine Nakamura, Bookkeeper &
                                        Corporate Secretary