Form 10QSB/A
period 1995-08-31
HOSOI GARDEN MORTUARY INC
filed 1995-12-08
CIK 48544

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               _ _ _ _ _ _ _ _ _ _ _

                                    FORM 10-QSB

                                     (AMENDED)

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




                                        HOSOI GARDEN MORTUARY, INC.
                                        ___________________________
                                          (Small business issuer)



Date October 12, 1995                   Clifford S. Hosoi
                                        ____________________________
                                        Clifford S. Hosoi, President


Date October 12, 1995                   Elaine Nakamura
                                        _____________________________
                                        Elaine Nakamura, Bookkeeper &
                                        Corporate Secretary

                           EXHIBIT INDEX
                           -------------

   EXHIBIT
     NO.                  DESCRIPTION
   -------                -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.