Form 10QSB
period 1995-11-30
HOSOI GARDEN MORTUARY INC
filed 1996-01-16
CIK 48544

                       UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                 - - - - - - - - - - - -
                                      Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANTS TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 1995

[ ] TRANSITION REPORT PURSUANTS TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________   to _________________

                          _____________________________
                          Commission file number 0-2288
                          _____________________________
                                   (Unaudited)

                        HOSOI GARDEN MORTUARY, INC.
         (Exact name of small business issuer as specified in  its charter)

          State of Hawaii                               No. 99-0088064
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

          30 North Kukui Street
(Corner of Nuuanu Avenue and Kukui Street)
            Honolulu, Hawaii                                 96817
(Address of principal executive offices)                  (Zip Code)

                          (808) 538-3877
       (Registrant's telephone number, including area code)

                                N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
              Yes XX                                              No

1,843,310 shares of Common Stock Outstanding at November 30, 1995

                          HOSOI GARDEN MORTUARY, INC.
                          _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   Six-Months Ended November 30, 1995 and 1994



                                 CONTENTS
                                 _ _ _ _ _

[CAPTION]
                                                                   Pages
[S]                                                                [C]
DISCLAIMER OF OPINION                                                1

PART I -  Financial Information

  Item 1. Financial Statements

          Balance Sheet                                              2

          Statements of Income                                       3

          Statements of Cash Flows                                   4

          Notes to Financial Statements                             5 - 8

  Item 2. Management's Discussions and Analysis of Financial
          Condition and Results of Operations                         9


PART II - Other Information                                          10


SIGNATURES                                                           11

                            DISCLAIMER OF OPINION
                            _ _ _ _ _ _ _ _ _ _ _




To the Board of Directors

Hosoi Garden Mortuary, Inc.



The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of November 30, 1995, and the related statements of income and cash flows for the three-months and six-months ended November 30, 1995 and 1994 were not audited by us and accordingly, we do not express an opinion on them.


December 27, 1995
Honolulu, Hawaii

                         HOSOI GARDEN MORTUARY, INC.

                                BALANCE SHEET
                                _ _ _ _ _ _ _

                              November 30, 1995

[CAPTION]
                                      A S S E T S
[S]                                                           [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                           $     711,371
  Certificate of deposit                                             200,000
  Securities available-for-sale, at market (Note 2)                  738,319
  Accounts receivable, less allowance for doubtful accounts
  of $44,846                                                         349,785
  Income tax receivable                                               25,099
  Inventories (Note 7)                                               117,662
  Prepaid expenses and others                                         73,661
  Deferred income taxes (Note 4)                                      45,635
                                                                ------------
        TOTAL CURRENT ASSETS                                       2,261,532
                                                                ------------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                  1,210,025
  Cemetery plots                                                       1,350
  Securities held-to-maturity, at cost (Note 2)                      105,749
                                                                ------------
                                                                   1,317,124
                                                                ------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                      1,622,267
                                                                ------------

OTHER ASSETS                                                         105,613
                                                                ------------

       TOTAL ASSETS                                             $  5,306,536
                                                                ============
[CAPTION]
                             L I A B I L I T I E S
[S]                                                             [C]
CURRENT LIABILITIES
  Accounts payable                                              $    311,361
  Accrued liabilities                                                 79,180
  Note payable                                                           686
  Income taxes payable                                                 1,196
                                                                 -----------
       TOTAL CURRENT LIABILITIES                                     392,423
                                                                 -----------
DEFERRED INCOME TAXES (Note 4)                                        57,825
                                                                 -----------
[CAPTION]
                       S T O C K H O L D E R S '   E Q U I T Y
[S]                                                              [C]
CAPITAL CONTRIBUTED (Note 8)
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                         437,428
  Less 129,045 reacquired shares                                      26,079
                                                                 -----------
         TOTAL CAPITAL CONTRIBUTED                                   411,349
                                                                 -----------

RETAINED EARNINGS                                                  4,506,180
                                                                 -----------

NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE (Note 2)         20,041
                                                                 -----------

TREASURY STOCK, 223,785 shares, at cost (Note 8)                     (81,282)
                                                                 -----------

       TOTAL STOCKHOLDERS' EQUITY                                  4,856,288
                                                                 -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 5,306,536
                                                                ============
[FN]
             See the accompanying Notes to Financial Statements

                                (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.

                                 STATEMENTS OF INCOME
                                 - - - - - - - - - -

[CAPTION]
                               Three-Months Ended        Six-Months Ended
                                  November 30,              November 30,
                             ----------------------   -----------------------
                                1995        1994         1995         1994
                             ----------  ----------   ----------   ----------
[S]                          [C]         [C]          [C]         [C]
NET SALES AND SERVICES       $  632,019  $  649,999   $1,320,987  $ 1,268,430

COST OF SALES AND
 SERVICES (Note 7)              432,872     468,937      874,840      907,309
                             ----------  ----------   ----------   ----------

    GROSS PROFIT                199,147     181,062      446,147      361,121

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        168,400     147,816      310,322      259,974
                             ----------   ---------   ----------    ---------

    OPERATING INCOME             30,747      33,246      135,825      101,147

OTHER INCOME (EXPENSE)
  Parking, dividends,
   interest and
   miscellaneous income          39,562      34,461       78,153       60,963
  Interest                          196        (210)        -            (645)
                              ---------   ---------    ---------     --------

     INCOME BEFORE INCOME
      TAXES AND EQUITY IN
      EARNINGS OF GARDEN
      LIFE PLAN, LTD.            70,505      67,497      213,978      161,465

INCOME TAXES (Note 5)            20,561      24,725       80,793       60,420
                              ---------    --------    ---------     --------

     INCOME BEFORE EQUITY
      IN EARNINGS OF
      GARDEN LIFE PLAN, LTD.     49,944      42,772      133,185      101,045

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD. (Note 3)
 (net of deferred income
 taxes)                          76,790      70,367      149,448      154,486
                              ---------    --------     --------    ---------

     NET INCOME              $  126,734  $  113,139   $  282,633   $  255,531
                             ==========  ==========   ==========   ==========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Note 6)                    1,834,310   1,847,563    1,835,894    1,851,843
                              =========  ==========   ==========    =========

EARNINGS PER COMMON SHARE
 (Note 6)                          $.07        $.06         $.15         $.14
                                   ====        ====         ====         ====
[FN]
                    See the accompanying Notes to Financial Statements
                                      (Unaudited)
                                           3

                         HOSOI GARDEN MORTUARY, INC.

                          STATEMENTS OF CASH FLOWS
                          - - - - - - - - - - - - -
                Six-Months Ended November 30, 1995 and 1994

[CAPTION]
                                                         1995          1994
                                                      ----------    ----------
[S]                                                   [C]          [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  282,633    $ 255,531
  Adjustments to reconcile net income to net
   cash provided by operations
    Depreciation                                          35,130       32,326
    Loss (gain) on sale of securities                    (13,969)       2,205
    Undistributed earnings of affiliate                 (162,429)    (167,904)
    Deferred income taxes                                 12,982       (2,557)
  (Increase) decrease in certain assets
    Accounts receivable                                  (42,236)      29,575
    Dividend receivable                                     -         200,000
    Income tax receivable                                 29,147         -
    Inventories                                           (6,355)      26,718
    Prepaid expenses and others                           (4,818)     (29,170)
    Cash value of life insurance policies                   -            (938)
    Other assets                                            -             (27)
  (Decrease) increase in certain liabilities
   Accounts payable                                      10,970        94,777
  Income taxes payable                                    1,196       (85,043)
  Accrued liabilities                                   (52,213)      (59,112)
                                                     ----------      --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES         90,038       296,381
                                                     ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (102,894)       (6,500)
  ncrease in securities available-for-sale             (181,732)     (227,959)
  Proceeds from sale of equity securities               186,730        14,588
  Increase in certificate of deposit                   (200,000)         -
  Premiums payments on life insurance policies           (1,628)       (2,021)
                                                    -----------     ---------
        NET CASH USED IN INVESTING ACTIVITIES          (299,524)     (221,892)
                                                    -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                         (17,850)      (52,835)
                                                    -----------     ---------
        NET CASH USED IN FINANCING ACTIVITIES           (17,850)      (52,835)
                                                    -----------     ---------
        NET INCREASE (DECREASE)                        (227,336)       21,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          938,707       606,114
                                                    -----------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $   711,371    $  627,768
                                                    ===========    ==========
[FN]
                 See the accompanying Notes to Financial Statements
                                     (Unaudited)
                                         4

                         HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       - - - - - - - - - - - - - - -

                        November 30, 1995 and 1994



(1)  Cash and cash equivalents
     -------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(2)  Investment securities
     ---------------------
At November 30, 1995, the Company held investments in the following types of securities:

[CAPTION]
                                         Available             Held to
                                         for Sale              Maturity
                                         ---------             --------
        [S]                              [C]                   [C]
        Amortized Cost:
          Equity Securities              $   68,254            $     -
          U.S. Treasury Notes                  -                  105,749
          Mutual Funds                      650,024                  -
                                         ----------            ----------
                                          $ 718,278             $ 105,749
                                         ==========             =========
        Market Value:
          Equity Securities              $   75,601             $    -
          U.S. Treasury Notes                  -                  100,257
          Mutual Funds                      662,718                  -
                                         ----------             ---------
                                         $  738,319            $  100,257
                                         ==========            ==========
        Unrealized Gains:
          Equity Securities              $   11,124            $     -
          U.S. Treasury Notes                  -                     -
          Mutual Funds                       12,694                  -
                                         ----------            ----------
                                         $   23,818            $     -
                                         ==========            ==========
        Unrealized Loss:
          Equity Securities              $    3,777            $     -
          U.S. Treasury Notes                  -                    5,492
          Mutual Funds                         -                     -
                                         ----------            -----------
                                         $    3,777            $     5,492
                                         ==========            ===========
[FN]
                                 (Unaudited)
                                      5

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - -

                         November 30, 1995 and 1994


(2)   Investment securities (continued)
      ---------------------
The maturities for all debt securities held at November 30, 1995 were:

[CAPTION]

                          Available-for-Sale            Held-to-Maturity
                         ---------------------     -------------------------
                         Amortized     Market      Amortized       Market
                          Cost          Value         Cost         Value
                         ---------     -------     ---------      ----------
[S]                      [C]         [C]           [C]            [C]
   Within 1 year         $  -        $    -        $     -       $   -

   After 1 year
    through 5 years         -             -           105,749      100,257

   After 5 years            -             -              -            -
                         ---------   ----------    ----------    ---------
                         $           $    -        $  105,749    $ 100,257
                         =========   ==========    ==========    =========

During the quarter ended November 30, 1995, the Company sold securities available-for-sale for $186,730. The gross realized gains of $13,969 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

(3)  Garden Life Plan, Ltd.
     ---------------------
Investments in Garden Life Plan, Ltd. represent the Company's 50% share, in the underlying equity, accounted for under the equity method of accounting for investments in common stock of Garden Life Plan, Ltd., (GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by Hosoi Garden Mortuary, Inc.

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

[FN]
                                  (Unaudited)
                                      6

                        HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       - - - - - - - - - - - - - - -

                        November 30, 1995 and 1994


(3)  Garden Life Plan, Ltd. (continued)
     ---------------------
Audited financial statements of this subsidiary as of May 31, 1995 showed the following summarized financial position and results of operations:

       [S]                                [C]
       Total assets                       $   2,529,777
       Total liabilities                        434,592
                                          -------------

       Total stockholders' equity         $   2,095,185
                                          =============
       Total revenues                     $   1,176,848
                                          =============
       Operating income                   $     170,728
                                          =============
       Net income                         $     584,579
                                          =============

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months and six-months ended November 30, 1995.

Investment in Garden Life Plan, Ltd. as of November 30, 1995 is accounted for as follows:
        [S]                                                     [C]
        Stockholders' equity at November 30, 1995
         per Garden Life Plan, Ltd.'s balance sheet             $ 2,420,043

             Equity Ownership                                            50%
                                                                -----------
                                                                  1,210,021
             Rounding                                                     4
                                                                -----------
       Total investment in Garden Life Plan, Ltd.               $ 1,210,025
                                                                ===========
(4)  Deferred income taxes
     ---------------------
Deferred income taxes are provided for timing differences resulting from inclusion of income and expense items in financial statements in years other than recognized for income tax purposes. Timing differences result from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purposes and from the use of the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

At November 30, 1994 the Company's retained earnings included approximately $1,209,525 of undistributed earnings of Garden Life Plan, Ltd.

[FN]
                                 (Unaudited)
                                       7

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        - - - - - - - - - - - - - - -

                         November 30, 1995 and 1994



(5)   Income taxes
      ------------
The provision for income taxes consists of the following:

[CAPTION]
                                                     1995          1994
                                                   --------     ---------
        [S]                                        [C]          [C]
        Federal:
          Current                                  $ 68,475     $  51,199
          Deferred                                   10,048        10,387
                                                   --------     ---------
                Total Federal                        78,523        61,586
                                                   --------     ---------
        State:
          Current                                    12,318         9,221
          Deferred                                    2,933         3,032
                                                   --------     ---------
                Total State                          15,251        12,253
                                                   --------     ---------
                Total Federal and State            $ 93,774     $  73,839
                                                   ========     =========

(6)  Earnings per share
     ------------------
Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,835,894 for 1995 and 1,851,843 for 1994.

(7)  Cost of sales
     -------------
Cost of sales, for the three and six months ended November 30, 1994, is computed by the gross profit method using the cost of sales percentage for the year ended May 31, 1994.


(8)  Reacquired shares
     -----------------
Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of November 30, 1995 reflects the shares acquired before July 1, 1987.

[FN]

                                 (Unaudited)
                                      8

                        HOSOI GARDEN MORTUARY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              - - - - - - - - - - - - - - - - - - - - - - -

                        November 30, 1995 and 1994



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 1995.

The working capital and working capital ratio at November 30, 1995 is as follows:

             [S]                                        [C]
             Working capital                            $ 1,869,108
             Working capital ratio                            5.8:1


Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 66.2% for the six-months ended November 30, 1995 from 71.5% for the six-months ended November 30, 1994. The decrease is due principally to an increase in revenues and a decrease in cremation costs.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 23.5% from 20.5% for the six-months ended November 30, 1995 over 1994. The increase is mainly due to an increase in salaries and professional fees.

Income Taxes - The effective income tax rate is 43.8% for 1995 and 45.8% for 1994.

Other income (expense) - Other income as a percent of net sales increased to 5.9% from 4.8% for the six-months ended November 30, 1995 over 1994. The increase in other income is due to an increase in interest income and gain from the sale of marketable securities which were partially offset by a decrease in parking revenues.

                         HOSOI GARDEN MORTUARY, INC.

                         PART II - OTHER INFORMATION
                         - - - - - - - - - - - - - -

                          November 30, 1995 and 1994




Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six-months ended November 30, 1995.

                                 SIGNATURES
                                 _ _ _ _ _ _

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.


                                           HOSOI GARDEN MORTUARY, INC.
                                           ---------------------------
                                             (Small business issuer)



Date 01/10/96                                   CLIFFORD HOSOI
                                           ---------------------------
                                            Clifford Hosoi, President



Date 01/10/96                                  ELAINE NAKAMURA
                                           ---------------------------
                                           Elaine Nakamura, Corporate
                                            Secretary and Bookkeeper

                                EXHIBIT INDEX
                                - - - - - - -


EXLHIBIT
  NO.                           DESCRIPTION
- - - - -                       - - - - - -

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.