Form 10QSB
period 1996-02-29
HOSOI GARDEN MORTUARY INC
filed 1996-04-15
CIK 48544

               U.S. SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             Form 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to____________
                    _____________________________
                    Commission file number 0-2288
                    _____________________________
                             (Unaudited)


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

                  1,822,785 shares of Common Stock
                  Outstanding at February 29, 1996

                      HOSOI GARDEN MORTUARY, INC.
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 Nine-Months Ended February 29, 1996
                        and February 28, 1995


                               CONTENTS
                               _ _ _ _

[CAPTION]
                                                               Pages
[S]                                                            [C]
DISCLAIMER OF OPINION                                            1


PART I - Financial Information

 Item 1.  Financial Statements

      Balance Sheet                                              2

      Statements of Income                                       3

      Statements of Cash Flows                                   4

      Notes                                                    5 - 8

 Item 2.  Management's Discussions and Analysis of Financial
          Conditions and Results of Operations                   9


PART II -  Other Information                                     10


SIGNATURES                                                       11

                         DISCLAIMER OF OPINION
                         _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors

     Hosoi Garden Mortuary, Inc.



The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of February 29, 1996, and the related statements of income and cash flows for the three-months and nine-months ended February 29, 1996 and February 28, 1995 were not audited by us and accordingly, we do not express an opinion on them.


March 26, 1996
Honolulu, Hawaii

                         HOSOI GARDEN MORTUARY, INC.

                               BALANCE SHEET
                               _ _ _ _ _ _ _

                             February 29, 1996

[CAPTION]
                           A S S E T S
[S]                                                          [C]
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                           $    532,324
 Certificate of deposit                                            200,000
 Securities available-for-sale, at market (Note 2)                 788,973
 Accounts receivable, less allowance for losses of $45,250         396,070
 Inventories                                                       105,016
 Prepaid expenses and others                                       126,172
 Income tax receivable                                               7,825
 Deferred income taxes (Note 4)                                     45,635
                                                               -----------
       TOTAL CURRENT ASSETS                                      2,202,015
                                                               -----------

INVESTMENTS
 Garden Life Plan, Ltd. (Note 3)                                 1,262,688
 Cemetery plots                                                      1,350
 Securities held-to-maturity, at cost (Note 2)                     105,749
                                                              ------------
                                                                 1,369,787
                                                              ------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
 depreciation                                                    1,602,166
                                                              ------------
OTHER ASSETS                                                       106,427
                                                              ------------
       TOTAL ASSETS                                           $  5,280,395
                                                              ============
[CAPTION]
                         L I A B I L I T I E S
[S]                                                           [C]
CURRENT LIABILITIES
 Accounts payable                                             $    286,219
 Accrued liabilities                                                81,055
 Note payable                                                          686
 Income tax payable                                                  1,451
                                                              ------------
       TOTAL CURRENT LIABILITIES                                   369,411
                                                              ------------
DEFERRED INCOME TAXES (Note 4)                                      62,035
                                                              ------------
[CAPTION]

                S T O C K H O L D E R S'  E Q U I T Y
[S]                                                           [C]
CAPITAL CONTRIBUTED
 Common stock, par value $.20 per share; authorized
  3,625,000 shares, issued 2,187,140 shares                       437,428
 Less 140,570 reacquired shares                                    28,334
                                                              -----------
       TOTAL CAPITAL CONTRIBUTED                                  409,094

RETAINED EARNINGS                                               4,466,511
                                                               ----------

NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE
 (Note 2)                                                          54,626
                                                              -----------
TREASURY STOCK, 223,785 shares, at cost (Note 7)                  (81,282)
                                                              -----------
       TOTAL STOCKHOLDERS' EQUITY                               4,848,949
                                                             ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  5,280,395
                                                             ============
 [FN]
           See the Accompanying Notes to Financial Statements
                             (Unaudited)
                                  2

                         HOSOI GARDEN MORTUARY, INC.

                            STATEMENTS OF INCOME
                            _ _ _ _ _ _ _ _ _ _


[CAPTION]
                                Three-Months Ended     Nine-Months Ended
                               -------------------    ---------------------
                               February    February    February      February
                               29, 1996    28, 1995    29, 1996      28, 1995
                               --------    --------   ----------  -----------
[S]                          [C]         [C]         [C]          [C]
NET SALES AND SERVICES       $  697,326  $  613,193  $ 2,018,313  $ 1,881,623

COST OF SALES AND SERVICES      534,569     486,222    1,409,409    1,393,531
                             ----------  ----------  -----------  -----------
    GROSS PROFIT                162,757     126,971      608,904      488,092

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        138,733     158,830      449,055      418,804
                             ----------  ----------  -----------   ----------
    OPERATING INCOME (LOSS)      24,024     (31,859)     159,849       69,288

OTHER INCOME (EXPENSE)
 Parking, dividends, interest
   and miscellaneous income      33,306      37,161      111,459       98,124
 Interest                          -           (265)        -            (910)
                             ----------   ---------   ----------   ----------
    INCOME BEFORE INCOME
     TAXES AND  EQUITY IN
     EARNINGS OF GARDEN
     LIFE PLAN, LTD.             57,330       5,037      271,308      166,502

INCOME TAXES (BENEFIT)
 (Note 5)                        20,188      (2,993)     100,981       57,427
                             ----------    --------    ---------    ---------
    INCOME BEFORE  EQUITY
    IN EARNINGS OF GARDEN
    LIFE PLAN, LTD.              37,142       8,030      170,327      109,075

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD.
 (net of deferred income
  taxes) (Note 3)                48,453      71,200     197,901       225,686
                             ----------  ----------  ----------    ----------
    NET INCOME               $   85,595  $   79,230  $  368,228    $  334,761
                             ==========  ==========  ==========    ==========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
  (Note 6)                    1,823,185   1,842,325   1,831,652     1,848,715
                             ==========  ==========  ==========    ==========
EARNINGS PER COMMON SHARE
 (Note 6)                         $ .05       $ .04       $ .20         $ .18
                                  =====       =====       =====         =====
[FN]


                See the Accompanying Notes to Financial Statements
                                    (Unaudited)
                                         3

                           HOSOI GARDEN MORTUARY, INC.

                            STATEMENTS OF CASH FLOWS
                            _ _ _ _ _ _ _ _ _ _ _ _


[CAPTION]
                                                    Nine-Months Ended
                                                  --------------------------
                                                  February         February
                                                  29, 1996         28,1995
                                                 ---------         --------
[S]                                              [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  368,228       $  334,761
 Adjustments to reconcile net income to net
   cash provided by operations
   Depreciation                                      54,387          57,774
   Loss (gain) on sale of securities                (12,591)          4,842
   Undistributed earnings of affiliate, net        (215,092)       (245,290)
   Deferred income taxes                             17,191           3,628
 (Increase) decrease in certain assets
   Accounts receivable                              (88,521)       (32,259)
   Dividend receivable                                 -           200,000
   Income tax receivable                             46,421        (63,061)
   Inventories                                        6,291         10,562
   Prepaid expenses and others                      (57,329)       (68,746)
   Other assets                                        -               (27)
   Cash value of life insurance policies               -            (1,644)
 (Decrease) increase in certain liabilities
   Accounts payable                                 (14,172)        61,496
   Income taxes payable                               1,451       (122,308)
   Accrued liabilities                              (50,339)       (68,543)
                                                 ----------     ----------
       NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                   55,925         71,185
                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equity securities            193,945        234,769
 Purchase of property and equipment                (102,049)        (6,500)
 Increase in securities available-for-sale         (206,393)      (246,931)
 Purchase of certificate of deposit                (200,000)          -
 Premium payments on life insurance policies         (2,442)        (2,887)
                                                 ----------     ----------
       NET CASH USED IN INVESTING ACTIVITIES       (316,939)       (21,549)
                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of reacquired shares                      (62,950)       (56,435)
 Cash dividends paid                                (82,419)       (95,475)
                                                 ----------     ----------
       NET CASH USED IN FINANCING ACTIVITIES       (145,369)      (151,910)
                                                 ----------     ----------
       NET DECREASE                                (406,383)      (102,274)

CASH AT BEGINNING OF YEAR                           938,707        606,114
                                                 ----------     ----------
CASH AT END OF YEAR                              $  532,324     $  503,840
                                                 ==========     ==========
[FN]


              See the Accompanying Notes to Financial Statements
                                (Unaudited)
                                    4

                          HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   February 29, 1996 and February 28, 1995



(1)  Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


(2) Investment securities

At February 29, 1996, the Company held investments in the following types of securities:

[CAPTION]
                                       Available-          Held-to-
                                        for-Sale           Maturity
                                       ----------          --------
      [S]                              [C]                 [C]
      Amortized Costs:
        Equity Securities              $    69,315         $     -
        U.S. Treasury Notes                   -               105,749
        Mutual Funds                       665,032               -
                                       -----------         ----------
                                       $   734,347         $  105,749
                                       ===========         ==========
      Market Value:
        Equity Securities              $    80,737         $     -
        U.S. Treasury Notes                  -                 99,655
        Mutual Funds                       708,236               -
                                       -----------         ----------
                                       $   788,973         $   99,655
                                       ===========         ==========
      Unrealized Gains:
        Equity Securities              $    14,500         $     -
        U.S. Treasury Notes                   -                  -
        Mutual Funds                        43,204               -
                                       -----------         ---------
                                       $    57,704         $    -
                                       ===========         ---------
      Unrealized Loss:
        Equity Securities              $     3,078         $    -
        U.S. Treasury Notes                   -                6,094
        Mutual Funds                          -                 -
                                       -----------         ---------
                                       $     3,078         $   6,094
                                       ===========         =========
[FN]


                                  (Unaudited)
                                       5

                         HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                  February 29, 1996 and February 28, 1995



(2)  Investment securities (continued)

The maturities for all debt securities held at February 29, 1996 were:

[CAPTION]
                             Available-for-Sale       Held-to-Maturity
                            -------------------    ---------------------
                            Amortized   Market      Amortized     Market
                              Cost      Value          Cost       Value
                            ---------   ------      ---------     ------
      [S]                   [C]         [C]         [C]           [C]
      Within 1 year         $    -      $  -        $    -        $    -

      After 1 year
       through 5 years           -         -          105,749       99,655

      After 5 years              -         -             -             -
                            ---------   -------    ----------     ---------
                            $    -      $  -       $  105,749     $  99,655
                            =========   =======    ==========     =========

During the quarter ended February 29, 1996, the Company sold securities available-for-sale for $193,945. The gross realized gains of $12,591 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.


(3)   Garden Life Plan, Ltd.

Investments in Garden Life Plan, Ltd. represent the Company's 50% share, in the underlying equity, accounted for under the equity method of accounting for investments in common stock of Garden Life Plan, Ltd., (GLP), a Hawaii corporation engaged in the sale of pre-need funeral plans which are serviced solely by Hosoi Garden Mortuary, Inc.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by Garden Life Plan, Ltd. as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. Garden Life Plan, Ltd. is entitled to all earnings from funds held in trust which amounted to $601,851 for the year ended May 31, 1995 and $470,991 for the eleven months ended May 31, 1994. Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor Garden Life Plan, Ltd.

[FN]
                           (Unaudited)
                                6

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   February 29, 1996 and February 28, 1995



(3)   Garden Life Plan, Ltd. (continued)

Audited financial statements of this subsidiary as of May 31, 1995 showed the following summarized financial position and results of operations:

      [S]                                         [C]
      Total assets                                $  2,529,777
      Total liabilities                                434,592
                                                  ------------
      Total stockholder's equity                  $  2,095,185
                                                  ============
      Net revenue                                 $  1,176,848
                                                  ============
      Operating income                            $    170,728
                                                  ============
      Net income                                  $    584,579
                                                  ============
Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months and nine-months ended February 29, 1996 and February 28, 1995.

Investment in Garden Life Plan, Ltd. as of February 29, 1996 is accounted for as follows:
      [S]                                                 [C]
      Stockholders' equity as February 29, 1996 per
        Garden Life Plan, Ltd.'s balance sheet            $  2,525,369

          Equity Ownership                                          50%
                                                          ------------
                                                             1,262,685
          Rounding                                                   3
                                                          ------------
      Total investment in Garden Life Plan, Ltd.          $  1,262,688
                                                          ============

(4)   Deferred income taxes

Deferred income taxes are provided for timing differences resulting from inclusion of income and expense items in financial statements in years other than recognized for income tax purposes. Timing differences result from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purposes and from the use of the equity method of accounting for the investments in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

At February 29, 1996 the Company's retained earnings included approximately $1,262,188 of undistributed earnings of Garden Life Plan, Ltd.

[FN]
                               (Unaudited)
                                    7

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

             February 29, 1996 and February 28, 1995



(5)   Income taxes

The provision for income taxes consists of the following:

[CAPTION]
                                            February     February
                                            29, 1996     28, 1995
                                           ---------     --------
      [S]                                  [C]           [C]
      Federal:
        Current                            $   85,749    $  48,272
        Deferred                               13,306       15,174
                                           ----------    ---------
          Total Federal                        99,055       63,446
                                           ----------    ---------
      State:
        Current                                15,232       9,155
        Deferred                                3,885       4,430
                                           ----------    --------
          Total State                          19,117      13,585
                                           ----------    --------
          Total income taxes               $  118,172    $ 77,031
                                           ==========    ========

(6) Earnings per share

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,831,652 for 1996 and 1,848,715 for 1995.


(7) Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of February 29, 1996 reflects shares acquired before July 1, 1987.

[FN]



                                 (Unaudited)
                                      8

                          HOSOI GARDEN MORTUARY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 29, 1996.

The working capital and working capital ratios at February 29, 1996 is as follows:


            [S]                              [C]
            Working capital                  $ 1,832,604
            Working capital ratio                  6.0:1


Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 69.8% from 74.1% for the nine-months ended February 29, 1996 over February 28, 1995, and to 76.7% from 79.3% for the three-months ended February 29, 1996 over February 28, 1995. The decrease resulted from an increases in revenues and a decrease in repairs and maintenance.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales was unchanged at 22.3% for the nine-months ended February 29, 1996 and February 28, 1995. For the three-months period ended February 29, 1996, selling, general and administrative expenses decreased to 19.9% from 25.9% for the three-months ended February 29, 1995. The decrease of 6.0% was a result of a decrease of 2.3% in professional fees, a 3.0% in administrative salaries and an aggregate decrease of .7% in other administrative expenses.

Income Taxes - The effective income tax rate is 37.2% for 1996 and 34.5% for 1995.

Other Income - Other income as a percent of net sales increased from 5.2% to 5.5% for the nine-month ended February 29, 1996 over February 28, 1995. The increase in other income is due to an increase in interest income and gain from sale of securities available-for-sale which were partially offset by a decrease in parking revenues.

[FN]

                        HOSOI GARDEN MORTUARY, INC.

                        PART II - OTHER INFORMATION
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 February 29, 1996 and February 28, 1995



Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine-months ended February 29, 1996.

                                SIGNATURES
                                _ _ _ _ _


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.


                                       HOSOI GARDEN MORTUARY, INC.
                                       -------------------------------
                                           (Small business issuer)



Date 04/15/96                                 CLIFFORD HOSOI
                                       --------------------------------
                                       Clifford Hosoi, President


Date 04/15/96                               ELAINE NAKAMURA
                                       --------------------------------
                                              Elaine Nakamura,
                                       Corporate Secretary & Bookkeeper

                            EXHIBIT INDEX
                            - - - - - - -

EXHIBIT
  NO.                     DESCRIPTION
- - - - -                   - - - - - -

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.