Form 10QSB
period 1996-08-31
HOSOI GARDEN MORTUARY INC
filed 1996-12-13
CIK 48544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF  1934

      For the quarterly period ended August 31, 1996

     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to _______

Commission file number 0-2288

(Unaudited)

HOSOI GARDEN MORTUARY, INC.
State of Hawaii
IRS Employer Identification number 99-0088064

30 North Kukui Street
(Corner of Nuuanu Avenue and Kukui Street)
Honolulu, Hawaii 96817

Issuer's telephone number:  (808) 538-3877

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding
12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES  X     NO

1,805,805 shares of Common Stock
Outstanding at August 31, 1996

HOSOI GARDEN MORTUARY, INC.
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

CONTENTS
_ _ _ _ _ _ _

                                                        Pages


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


DISCLAIMER OF OPINION
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

To the Board of Directors
Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of
HOSOI GARDEN MORTUARY, INC.

as of August 31, 1996, and the related statements of income and cash flows for the three months ended August 31, 1996 and 1995 were not audited by us and accordingly we do not express an opinion on them.

ENDO & COMPANY

September 30, 1996
Honolulu, Hawaii

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEET
_ _ _ _ _ _ _ _ _ _ _

August 31, 1996
A S S E T S
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                $  694,279
   Certificate of deposit                               200,000
   Securities available for sale, at market (Note 2)    847,315
   Accounts receivable, less allowance for doubtful
     accounts of $63,943                                345,155
   Inventories                                          158,498
   Prepaid expenses and others                          101,739
   Deferred income taxes (Note 4)                        36,396

   TOTAL CURRENT ASSETS                               2,383,382

INVESTMENTS
   Garden Life Plan, Ltd. (Note 3)                    1,368,823
   Cemetery plots                                         1,350
   Securities held to maturity, at cost (Note 2)         89,932

                                                      1,460,105

PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation                           1,567,697

OTHER ASSETS                                            129,039

TOTAL ASSETS                                         $5,540,223

L I A B I L I T I E S
CURRENT LIABILITIES
   Accounts payable                                  $  274,580
   Accrued liabilities                                  129,354
   Income taxes payable                                  82,487
   Note payable                                             685

   TOTAL CURRENT LIABILITIES                            487,106

DEFERRED INCOME TAXES (Note 4)                           73,865

S T O C K H O L D E R S'  E Q U I T Y
CAPITAL CONTRIBUTED (Note 7)
   Common stock, par value $.20 per share;
     authorized 3,625,000 shares, issued
     2,187,140 shares                                   437,428
   Less 157,550 reacquired shares                       (31,730)

   TOTAL CAPITAL CONTRIBUTED                            405,698

RETAINED EARNINGS                                     4,658,106

NET UNREALIZED LOSS ON SECURITIES AVAILABLE
   FOR SALE (Note 2)                                     (3,270)

TREASURY STOCK, 223,785 shares, at cost (Note 7)        (81,282)

TOTAL STOCKHOLDERS' EQUITY                            4,979,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,540,223

See the accompanying Notes to Financial Statements


(Unaudited)

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Three Months Ended August 31, 1996 and 1995


                                   1996          1995

NET SALES AND SERVICES                 $  788,380     $  688,968

COST OF SALES AND SERVICES                490,478        441,968

   GROSS PROFIT                           297,902        247,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                128,288        141,922

   OPERATING  INCOME                      169,614        105,078

OTHER INCOME (EXPENSE)
   Parking, dividends, interest
   and miscellaneous income                87,741         38,591

   Interest                                  (697)          (196)

   INCOME BEFORE INCOME TAXES AND
   EQUITY IN EARNINGS OF GARDEN
   LIFE PLAN, LTD.                        256,658        143,473

INCOME TAXES (Note 5)                     100,137         60,232

   INCOME BEFORE EQUITY IN EARNINGS
   OF GARDEN LIFE PLAN, LTD.              156,521         83,241

EQUITY IN EARNINGS OF GARDEN LIFE
   PLAN, LTD. (Note 3)                     65,462         72,658

   NET INCOME                          $  221,983     $  155,899

AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (Note 6)                 1,814,555      1,834,310

EARNINGS PER COMMON SHARE (Note 6)     $      .12     $      .09

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Three Months Ended August 31, 1996 and 1995

                                       1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                          $  221,983     $  155,899
   Adjustment to reconcile net income
     to net cash provided by operations
      Depreciation                         19,257         15,873
      Gain on sale of securities          (47,800)        (7,861)
      Undistributed earnings of affiliate (65,462)       (72,658)
      Deferred income taxes                (5,231)         5,807
   (Increase) decrease in certain assets
      Accounts receivable                 (19,406)       (25,765)
      Income tax receivable                   -            7,925
      Inventories                         (46,283)       (15,504)
      Prepaid expenses and others         (40,220)       (48,770)
      Cash value of life insurance
         policies                          (1,079)          (310)
   (Decrease) increase in certain liabilities
      Accounts payable                     36,233         (1,239)
     Accrued liabilities                  (21,757)        (2,425)
      Income taxes payable                 70,606            -

   NET CASH PROVIDED BY OPERATING
   ACTIVITIES                             100,841         10,972

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment        -            (4,700)
   Increase in securities                (518,618)       (27,414)
   Proceeds from sale of securities       455,578         55,107
   Increase in certificate of deposit        -          (200,000)
   Payment of premiums on life
     insurance policies                      -              (504)

   NET CASH USED IN INVESTING ACTIVITIES  (63,040)      (177,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of reacquired stocks          (54,500)       (17,850)

   NET CASH USED IN FINANCING ACTIVITIES  (54,500)       (17,850)

   NET DECREASE IN CASH                   (16,699)      (184,389)

CASH AT BEGINNING OF PERIOD               710,978        938,707

CASH AT END OF PERIOD                  $  694,279     $  754,318

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 1996 and 1995

(1)  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


(2)  INVESTMENT SECURITIES

At August 31, 1996 and 1995, the Company held investments in the following types of securities:

                               Gross       Gross
                    Amortized  Unrealized  Unrealized  Fair
                    Cost       Gain        Loss        Value


AUGUST 31,  1996

Available for sale
Equity securities   $ 85,464   $ 14,802    $ 5,282     $ 94,984
Mutual funds         765,122        -       12,791      752,331

                     850,586     14,802     18,073      847,315

Held to maturity
U.S. Treasury bills   89,932        -        4,459       85,473

   Totals           $940,518   $ 14,802    $22,532     $932,788


AUGUST 31, 1995

Available for sale
Equity securities   $ 60,222   $  6,148    $ 3,716     $ 62,654
Mutual funds         629,254     35,711        -        664,965

                     689,476     41,859      3,716      727,619



Held to maturity
U.S. Treasury bills  105,749        -        6,244       99,505

   Totals           $795,225   $ 41,859    $ 9,960     $827,124


(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 1996 and 1995


(2)  INVESTMENT SECURITIES (continued)

The maturities for all debt securities held at August 31, 1996 were:

                    Available for Sale       Held to Maturity

                    Amortized   Market      Amortized   Market
                    Cost        Value       Cost        Value


Within 1 year       $  -        $  -        $ 10,242    $ 10,075

After 1 year
  through 5 years      -           -          79,690      75,398

After 5 years          -           -            -           -

                    $  -        $  -        $ 89,932    $ 85,473


The Company sold securities available for sale and held to maturity for $455,578 and $55,107 in 1996 and 1995, respectively. The gross realized gain of $47,800 and $7,861 in 1996 and 1995, respectively, is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.


(3)  GARDEN LIFE PLAN, LTD.

Investment in Garden Life Plan, Ltd. represented the Company's
50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd. (GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans serviced solely by Hosoi Garden Mortuary, Inc.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. GLP is entitled to all earnings from funds held in trust which amounted to $705,222 and $601,851 for the years ended May 31, 1996 and 1995, respectively.
Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor GLP.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 1996 and 1995



(3)  GARDEN LIFE PLAN, LTD. Continued)

Audited financial statements of this subsidiary as of May 31, 1996 and 1995 reflected the following summarized financial position and results of operations:

                                       1996           1995

Total assets                           $2,991,958     $2,529,777
Total liabilities                         385,243        434,592


Total stockholders' equity             $2,606,715     $2,095,185

Total revenues                         $  958,576     $1,176,848

Operating (loss)  income               $ (136,244)    $  170,728

Net income                             $  511,539     $  584,579


Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd.
for its three-months ended August  31, 1996.

INVESTMENT IN GARDEN LIFE PLAN, LTD. as of August 31, 1996 is accounted for as follows:


Stockholders' equity at August 31, 1996 per
   Garden Life Plan, Ltd.'s balance sheet             $2,737,646

Equity Ownership                                             50%

Total investment in Garden Life Plan, Ltd.            $1,368,823



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

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 1996 and 1995


(4)  DEFERRED INCOME TAXES (continue)

At August 31, 1996 the Company's retained earnings included approximately $1,368,823 of undistributed earnings of Garden Life Plan, Ltd.


(5)  INCOME TAXES

The provision for income taxes consists of the following:

                                       1996           1995

Federal:
  Current                              $ 82,297       $ 46,043
  Deferred                                4,049          4,495

                                         86,346         50,538

State:
  Current                                12,609          8,382
  Deferred                                1,182          1,312

                                         13,791          9,694

Total                                  $100,137       $ 60,232



(6)  EARNINGS PER SHARE

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,814,555 for 1996 and 1,834,310 for 1995.


(7)  REACQUIRED SHARES

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of August
31, 1996 reflects the shares acquired before July 1, 1987.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _


CHANGES IN FINANCIAL CONDITION

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 1996.

The working capital and working capital ratio at August 31, 1996 reflected strong liquidity as follows:

Working capital               $1,896,276
Working capital ratio            4.9:1



CHANGES IN RESULTS OF OPERATIONS

Cost of Sales and Services - Cost of sales and services as a percent of net sales decrease to 62.2% from 64.1% for the three-months ended August 31, 1996 over 1995. The decrease is due to decreases in rent and cost of merchandise offset by an increase in salaries and wages.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales decrease to 16.3% from 20.6% for the three-months ended August 31, 1996 and 1995. The decrease resulted from decreases in professional fees and charitable contributions.

Income Taxes - The effective income tax rate is 39.0% for 1996 and 42.0% for 1995.

Other Income (Expense) - Other income as a percent of net sales and services increased to 11.1% in 1996 over 5.6% in 1995. The increase resulted primarily from an increase in gains on sale of securities and a non-recurring reimbursement from a former employee for expenses previously advanced.

HOSOI GARDEN MORTUARY, INC.

PART II - OTHER INFORMATION
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 1996 and 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three-months ended August 31, 1996.

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.



HOSOI GARDEN MORTUARY, INC.
(Small business issuer)

Date  October 4, 1996
By CLIFFORD HOSOI, President

Date  October 4, 1996
By ELAINE NAKAMURA, Bookkeeper & Corporate Secretary