Form 10QSB
period 1996-11-30
HOSOI GARDEN MORTUARY INC
filed 1997-01-15
CIK 48544

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to __________________

                     Commission file number 0-2288

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


 (Issuer's telephone number) (808) 538-3877


                                    N/A
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  XX           No

                    1,803,955 shares of Common Stock
                    Outstanding at November 30, 1996

                     HOSOI GARDEN MORTUARY, INC.
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _

             Six-Months Ended November 30, 1996 and 1995




                               CONTENTS
                            _ _ _ _ _ _ _
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

                        DISCLAIMER OF OPINION
                        _ _ _ _ _ _ _ _ _ _ _


  To the Board of Directors

     Hosoi Garden Mortuary, Inc.



  The accompanying balance sheet of

                     HOSOI GARDEN MORTUARY, INC.

  as of November 30, 1996, and the related statements of income and cash flows for the three-months and six-months ended November 30, 1996 and 1995 were not audited by us and accordingly, we do not express an opinion on them.


  January 10, 1997
  Honolulu, Hawaii

                     HOSOI GARDEN MORTUARY, INC.

                            BALANCE SHEET
                            _ _ _ _ _ _ _

                          November 30, 1996

  [CAPTION]
                             A S S E T S
  [S]                                                           [C]
  CURRENT ASSETS
    Cash and cash equivalents (Note 1)                           $    702,504
    Certificate of deposit                                            200,000
    Securities available-for-sale, at market (Note 2)                 897,372
    Accounts receivable, less allowance for doubtful accounts
    of $63,943                                                        346,406
    Dividend receivable from Garden Life Plan, Ltd.                   200,000
    Inventories                                                       112,984
    Prepaid expenses and others                                        54,957
    Deferred income taxes (Note 4)                                     36,396
                                                                 ------------
         TOTAL CURRENT ASSETS                                       2,550,619
                                                                 ------------
  INVESTMENTS
    Garden Life Plan, Ltd. (Note 3)                                 1,224,103
    Cemetery plots                                                      1,350
    Securities held-to-maturity, at cost (Note 2)                      89,932
                                                                 ------------
                                                                    1,315,385
                                                                 ------------
    PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation                                                    1,569,367
                                                                 ------------
  OTHER ASSETS                                                        130,118
                                                                 ------------
         TOTAL ASSETS                                            $  5,565,489
                                                                 ============
  [CAPTION]
                        L I A B I L I T I E S
  [S]                                                            [C]
  CURRENT LIABILITIES
    Accounts payable                                             $    302,898
    Accrued liabilities                                                79,678
    Note payable                                                          685
    Income taxes payable                                               32,420
                                                                 ------------
        TOTAL CURRENT LIABILITIES                                     415,681
                                                                 ------------
  DEFERRED INCOME TAXES (Note 4)                                       91,795
                                                                 ------------
  [CAPTION]
                S T O C K H O L D E R S '  E Q U I T Y
  [S]                                                            [C]
  CAPITAL CONTRIBUTED (Note 7)
    Common stock, par value $.20 per share; authorized
    3,625,000 shares, issued 2,187,140 shares                         437,428
    Less 159,400 reacquired shares                                    (32,100)
                                                                 ------------
         TOTAL CAPITAL CONTRIBUTED                                    405,328
                                                                 ------------
  RETAINED EARNINGS (Note 8)                                        4,700,393
                                                                 ------------
  NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE,
   net of deferred taxes (Note 2)                                      33,574
                                                                 ------------
  TREASURY STOCK, 223,785 shares, at cost (Note 7)                    (81,282)
                                                                 ------------
       TOTAL STOCKHOLDERS' EQUITY                                   5,058,013
                                                                 ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  5,565,489
                                                                 ============

  [FN]
               See the accompanying Notes to Financial Statements
                               (Unaudited)
                                    2

                         HOSOI GARDEN MORTUARY, INC.

                            STATEMENTS OF INCOME
                            _ _ _ _ _ _ _ _ _ _


[CAPTION]
                              Three-Months Ended       Six-Months Ended
                                 November 30,             November 30,
                             ----------------------  ----------------------
                                 1996        1995         1996        1995
                             ----------  ----------  ----------- -----------
   [S]                       [C]         [C]         [C]         [C]
   NET SALES AND SERVICES    $  694,629  $  632,019  $ 1,483,009  $ 1,320,987

   COST OF SALES AND
    SERVICES                    510,195     432,872    1,000,673      874,840
                             ----------  ----------  -----------  -----------
        GROSS PROFIT            184,434     199,147      482,336      446,147

   SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES     195,120     168,400      323,408      310,322
                             ----------  ----------  -----------  -----------
        OPERATING INCOME
        (LOSS)                  (10,686)     30,747      158,928      135,825

   OTHER INCOME (EXPENSE)
     Parking, dividends,
     interest and
     miscellaneous income        26,295      39,562     114,036        78,153
     Interest                        64         196        (633)         -
                              ---------   ---------   ---------    ----------
        INCOME BEFORE INCOME
        TAXES AND EQUITY IN
        EARNINGS OF GARDEN
        LIFE PLAN, LTD.          15,673      70,505     272,331       213,978

   INCOME TAXES (Note 5)          5,933      20,561     100,839        80,793
                             ----------   ---------   ---------    ----------
        INCOME BEFORE EQUITY
        IN EARNINGS OF GARDEN
        LIFE PLAN, LTD.           9,740      49,944     171,492       133,185

   EQUITY IN EARNINGS OF
   GARDEN LIFE PLAN, LTD.,
   net of deferred income
   taxes (Note 3)                67,566      76,790      127,797      149,448
                             ----------   ---------   ----------    ---------
         NET INCOME         $    77,306  $  126,734   $  299,289  $   282,633
                            ===========  ==========   ==========  ===========
   AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING (Note 6)       1,804,355   1,834,310    1,809,455    1,835,894
                            ===========  ==========   ==========  ===========
   EARNINGS PER COMMON
   SHARE (Note 6)                $.04        $.07         $.17         $.15
                                 ====        ====         ====         ====
  [FN]

              See the accompanying Notes to Financial Statements
                                (Unaudited)
                                      3

                     HOSOI GARDEN MORTUARY, INC.

                       STATEMENTS OF CASH FLOWS
                       _ _ _ _ _ _ _ _ _ _ _ _ _

             Six-Months Ended November 30, 1996 and 1995


  [CAPTION]
                                                      1996           1995
                                                   ----------     ----------
  [S]                                               [C]           [C]
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $  299,289     $  282,633
    Adjustments to reconcile net income to net
    cash provided by operations
      Depreciation                                      38,514         35,130
      Gain on sale of securitie                        (44,798)       (13,969)
      Undistributed earnings of affiliate             (120,742)      (162,429)
      Cash value of life insurance policies             (1,455)          -
      Deferred income taxes                             (7,055)        12,982
    (Increase) decrease in certain assets
      Accounts receivable                              (20,657)       (42,236)
      Income tax receivable                               -            29,147
      Inventories                                         (769)        (6,355)
      Prepaid expenses and others                        6,562         (4,818)
    (Decrease) increase in certain liabilities
      Accounts payable                                  64,551         10,970
      Income taxes payable                              (6,975)         1,196
      Accrued liabilities                              (71,433)       (52,213)
                                                     ---------      ---------
           NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                  135,032         90,038
                                                     ---------      ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                 (20,927)      (102,894)
    Increase in securities available-for-sale         (505,877)      (181,732)
    Proceeds from sale of equity securities            446,376        186,730
    Increase in certificate of deposit                    -          (200,000)
    Premiums payments on life insurance policies          (703)        (1,628)
                                                    ----------      ---------
         NET CASH USED IN INVESTING ACTIVITIES         (81,131)      (299,524)
                                                    ----------      ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of reacquired shares                      (62,375)       (17,850)
                                                    ----------     ----------
         NET CASH USED IN FINANCING ACTIVITIES         (62,375)       (17,850)
                                                    ----------     ----------
         NET DECREASE                                   (8,474)      (227,336)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       710,978        938,707
                                                    ----------     ----------
  CASH AND CASH EQUIVALENTS AT END OF YEAR        $    702,504     $  711,371
                                                  ============     ==========
  [FN]

          See the accompanying Notes to Financial Statements
                             (Unaudited)

                     HOSOI GARDEN MORTUARY, INC.

                    NOTES TO FINANCIAL STATEMENTS
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      November 30, 1996 and 1995



  (1) Cash and cash equivalents
      -------------------------
  For purposes of the Statement of Cash Flows, cash equivalents include certificate of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition. For debt instruments, carrying value is a reasonable estimate of fair value.

  The Company's cash are deposited with four local financial institution. At November 30, 1996, the Company had deposits in two financial institutions in excess of the deposit insurance of $100,000.


  (2) Investment securities
      ---------------------
  The Company held investments in the following types of securities:

[CAPTION]
                                               Gross         Gross
                                 Amortized   Unrealized   Unrealized    Fair
                                  Cost         Gain          Loss      Value
                                 ---------   ----------   ----------   ------
        [S]                      [C]         [C]          [C]          [C]
        November 30, 1996
        Available for sale
         Equity securities       $  80,998    $  27,058   $   1,542  $ 106,514
         Mutual Funds              752,584       38,274        -       790,858
                                 ---------    ---------   ---------  ---------
                                   833,582       65,332       1,542    897,372
      Held to Maturity
         U. S. Treasury Notes       89,932          454       3,429     86,957
                                 ---------    ---------   ---------  ---------
               Totals            $ 923,514    $  65,786   $   4,971  $ 984,329
                                 =========    =========   =========  =========
      November 30, 1995
        Available for sale
         Equity securities       $  68,254    $  11,124   $   3,777  $  75,601
         Mutual Funds              650,024       12,694        -       662,718
                                 ---------    ---------    --------  ---------
                                   718,278       23,818       3,777    738,319
       Held to Maturity
         U. S. Treasury Notes      105,749         -          5,492    100,257
                                 ---------    ---------   ---------  ---------
               Totals           $  824,027    $  23,818    $  9,269  $ 838,576
                                ==========    =========    ========  =========
  [FN]

                                       (Unaudited)
                                            5

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS

                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    November 30, 1996 and 1995



  (2) Investment securities (continued)
      ---------------------
  The maturities for all debt securities held at November 30, 1996 were:

  [CAPTION]
                               Available-for-Sale        Held-to-Maturity
                               -------------------     ----------------------
                               Amortized    Market     Amortized      Market
                                 Cost       Value        Cost         Value
                               ---------    ------     ---------     --------
         [S]                  [C]          [C]        [C]           [C]
         Within 1 year         $   -        $  -       $  10,242     $ 10,035

         After 1 year
          through 5 years          -           -          79,690       76,922

         After 5 years             -           -            -            -
                               ---------    -------    ---------     --------
                               $   -        $  -       $  89,932     $ 86,957
                               =========    =======    =========     ========

  The Company sold securities available-for-sale for $446,376 and $186,730 in 1996 and 1995, respectively. The gross realized gains of $47,437 in 1996 and $13,969 in 1995, are reflected in earnings. Gross realized losses of $2,639 in 1996 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.


  (3) Garden Life Plan, Ltd.
      ----------------------
  Investment in Garden Life Plan, Ltd. represent the Company's 50% share, in the underlying equity, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., (GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by Hosoi Garden Mortuary, Inc.

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

  [FN]
                            (Unaudited)
                                6

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS

                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    November 30, 1996 and 1995



  (3) Garden Life Plan, Ltd. (continued)
      ----------------------
   Audited financial statements of this subsidiary as of May 31, 1996 and 1995 reflected the following summarized financial position and results of operations:

   [CAPTION]
                                                    1996              1995
                                                -----------       -----------
      [S]                                       [C]               [C]
       Total assets                             $ 2,991,958       $ 2,529,777
       Total liabilities                            385,243           434,592
                                                -----------       -----------
          Total stockholders' equity            $ 2,606,715       $ 2,095,185
                                                ===========       ===========
       Total revenues                           $   958,576       $ 1,176,848
                                                ===========       ===========
       Operating income (loss)                  $  (136,244)      $   170,728
                                                ===========       ===========
       Net income                               $   511,339       $   584,579
                                                ===========       ===========

   Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months and six-months ended November 30, 1996.

  Investment in Garden Life Plan, Ltd. as of November 30, 1996 is accounted for as follows:

     [S]                                                         [C]
      Stockholders' equity at November 30, 1996 per
       Garden Life Plan, Ltd.'s balance sheet                     $ 2,848,198
      Less: dividends declared in November 1996                      (400,000)
                                                                  -----------
                                                                    2,448,198
         Equity Ownership                                                  50%
                                                                  -----------
                                                                    1,224,099
         Rounding                                                           4
                                                                  -----------
      Total investment in Garden Life Plan, Ltd.                  $ 1,224,103
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

  At November 30, 1996, the Company's retained earnings included approximately $1,223,603 of undistributed earnings of Garden Life Plan, Ltd.
  [FN]

                             (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                    NOTES TO FINANCIAL STATEMENTS

                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      November 30, 1996 and 1995



  (5) Income taxes
      ------------
  The provision for income taxes consists of the following:
[CAPTION]
                                                        1996          1995
                                                    ---------       ---------
  [S]                                              [C]             [C]
   Current:
        Federal                                     $  87,031       $ 68,475
        State                                          13,808         12,318
                                                    ---------       --------
            Total Current                             100,839         80,793
                                                    ---------       --------
      Deferred:
        Federal                                       (5,624)         10,048
        State                                         (1,431)          2,933
                                                    --------        --------
            Total State                               (7,055)         12,981
                                                    --------        --------
            Total Federal and State                 $  93,784       $ 93,774
                                                    =========       ========

  (6) Earnings per share
      ------------------
  Earnings per common share has been computed on the basis of a weighted average shares outstanding of 1,809,455 for 1996 and 1,835,894 for 1995.


  (7) Reacquired shares
      -----------------
  Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired
  has been charged to additional paid-in capital.   Purchase of reacquired
  shares have exceeded the balance of additional paid-in capital and therefore, charges are made to Retained Earnings for the cost in excess of par value.

  The 223,785 shares reflected as Treasury Stock as of November 30, 1996 and 1995 reflects the shares acquired before July 1, 1987.


  (8) Prior period adjustment
      -----------------------
  The Internal Revenue Service has completed its examination of the Company's 1994 federal income tax return which resulted in an assessment for additional income taxes and interest of $27,514 which has been charged to Retained Earnings in the current year.

  [FN]

                                (Unaudited)
                                     8

                       HOSOI GARDEN MORTUARY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      November 30, 1996 and 1995



  Changes in financial condition
  ------------------------------
  There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 1996.

  The working capital and working capital ratio at November 30, 1996 is as follows:

             [S]                                        [C]
              Working capital                            $2,134,938
              Working capital ratio                         6.1:1


  Changes in results of operations
  --------------------------------
  Cost of Sales and Services - Cost of sales and services as a percent of net sales increased to 67.5% from 66.2% for the six-months ended November 30, 1996 over 1995. The increase is due principally to an increase in direct labor cost which was partially offset by a decrease in rent and real property taxes.

  Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales decreased to 21.8% from 23.5% for the six-months ended November 30, 1996 over 1995. The decrease is mainly due to a decrease in charitable contributions, salaries and wages, other professional fees which was partially offset by an increase in legal fees.

  Income Taxes - The effective income tax rate has remained relatively stable at 37.0% for 1996 and 37.8% for 1995.

  Other income (expense) - Other income as a percent of net sales increased to 7.7% from 5.9% for the six-months ended November 30, 1996 over 1995. The increase in other income is due to an increase in gains from the sale of marketable securities and a non-recurring reimbursement from a former employee, for expenses previously advanced, which were partially offset by a decrease in interest income.

                    HOSOI GARDEN MORTUARY, INC.

                   PART II - OTHER INFORMATION
                   _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    November 30, 1996 and 1995




  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------
  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six-months ended November 30, 1996.

                              SIGNATURES
                              _ _ _ _ _ _


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.



                                           HOSOI GARDEN MORTUARY, INC.
                                           ----------------------------------
                                                   (Registrant)


 Date   01/14/97                                 CLIFFORD HOSOI
                                           --------------------------------
                                           Clifford Hosoi, President


 Date   01/14/97                                  ELAINE NAKAMURA
                                           --------------------------------
                                                  Elaine Nakamura
                                           Corporate Secretary and Bookkeeper

                                  EXHIBIT INDEX
                                  -------------

  EXHIBIT
    NO.                         DESCRIPTION
  --------                      -----------

    27 Financial Date Schedule, which is sumbitted electronically to the Securities and Exchange Commission for information only and not filed.