Form 10QSB
period 1997-02-28
HOSOI GARDEN MORTUARY INC
filed 1997-04-15
CIK 48544

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-QSB


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                   February 28, 1997


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to


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

(Address of principal executive offices                           (Zip Code)

                            (808)   538-3877
           (Registrant's telephone number, including area code)

                                 N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes    XX      No

                           1,785,160 shares of Common Stock
                           Outstanding at February 28, 1997

                                HOSOI GARDEN MORTUARY, INC.
                                - - - - - - - - - - - - - -
                            Nine-Months Ended February 28, 1997
                                 and February 29, 1996

                                           CONTENTS
                                           - - - -

[CAPTION]
                                                                         Pages
                                                                         -----
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

                                  DISCLAIMER OF OPINION
                                  - - - - - - - - - - -

To the Board of Directors
  Hosoi Garden Mortuary, Inc.



The accompanying balance sheet of

  HOSOI GARDEN MORTUARY, INC.

as of February 28, 1997, and the related statements of income and cash flows for the three-months and nine-months ended February 28, 1997 and February 29, 1996 were not audited by us and accordingly, we do not express an opinion on them.

April 7, 1997
Honolulu, Hawaii

                               HOSOI GARDEN MORTUARY, INC.
                                     BALANCE SHEET
                                     - - - - - - -

                                    February 28, 1997

[CAPTION]
                                       A S S E T S
                                       - - - - - -
[S]                                                              [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                              $    715,318
  Certificate of deposit                                               200,000
  Securities available-for-sale, at market (Note 2)                    860,486
  Accounts receivable, less allowance for losses of $63,943            423,391
  Dividend receivable from Garden Life Plan, Ltd.                      744,298
  Inventories                                                          121,698
  Prepaid expenses and others                                          115,026
  Deferred income taxes (Note 4)                                        36,396
                                                                  ------------
      TOTAL CURRENT ASSETS                                           3,216,613
                                                                  ------------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                      581,630
  Cemetery plots                                                         1,350
  Securities held-to-maturity, at cost (Note 2)                         74,653
                                                                  ------------
                                                                       657,633
                                                                  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation                                            1,551,451
                                                                  ------------
OTHER ASSETS                                                           131,197
                                                                  ------------
     TOTAL ASSETS                                                  $ 5,556,894
                                                                   ===========
[CAPTION]
                               L I A B I L I T I E S
[S]                                                               [C]
CURRENT LIABILITIES
  Accounts payable                                                 $   338,520
  Accrued liabilities                                                   84,388
  Note payable                                                             686
  Income tax payable                                                    30,771
                                                                   -----------
     TOTAL CURRENT LIABILITIES                                         454,365
                                                                   -----------
DEFERRED INCOME TAXES (Note 4)                                          37,622
                                                                   -----------
[CAPTION]
                      S T O C K H O L D E R S'  E Q U I T Y
[S]                                                              [C]
CAPITAL CONTRIBUTED
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                           437,428
  Less 178,195 reacquired shares                                        35,859
                                                                  ------------
      TOTAL CAPITAL CONTRIBUTED                                        401,569
                                                                  ------------
  RETAINED EARNINGS                                                  4,718,129
                                                                   -----------
  NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE,
   net of deferred taxes (Note 2)                                       26,491
                                                                    ----------
  TREASURY STOCK, 223,785 shares, at cost (Note 7)                     (81,282)
                                                                    ----------

      TOTAL STOCKHOLDERS' EQUITY                                     5,064,907
                                                                    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 5,556,894

[FN]
              See the Accompanying Notes to Financial Statements
                               (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.

                                 STATEMENTS OF INCOME
                                 - - - - - - - - - -
[CAPTION]
                                 Three-Months Ended      Nine-Months Ended
                                 ------------------     -------------------
                                 February  February     February    February
                                 28, 1997  29, 1996     28, 1997    29, 1996
                                 --------  --------     --------    --------
[S]                            [C]        [C]          [C]         [C]
NET SALES AND SERVICES          $712,978   $697,326     $2,195,987  $2,018,313
COST OF SALES AND SERVICES       525,372    534,569      1,526,045   1,409,409
                                --------   --------     ----------  ----------
    GROSS PROFIT                 187,606    162,757        669,942     608,904

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES         188,161    138,733        511,569     449,055
                                --------   --------     ----------   ---------
    OPERATING INCOME(LOSS)          (555)    24,024        158,373     159,849

OTHER INCOME (EXPENSE)
  Parking, dividends, interest
   and miscellaneous income       45,281     33,306        159,317     111,459
  Interest                          -          -              (633)       -
                                --------    -------        -------     -------
    INCOME BEFORE INCOME
     TAXES AND  EQUITY IN
     EARNINGS OF GARDEN
     LIFE PLAN, LTD.             44,726      57,330         317,057    271,308

INCOME TAXES (Note 5)            16,390       20,188        117,229    100,981
                               --------     --------       ---------   --------

   INCOME BEFORE  EQUITY
    IN EARNINGS OF GARDEN
    LIFE PLAN, LTD.              28,336       37,142        199,828    170,327
                              ---------     --------      ---------  ---------

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD. (net of
 deferred income taxes)
 (Note 3)                       141,212        48,453      269,009     197,901
                             ----------    ----------     --------    --------
   NET INCOME                $  169,548    $   85,595     $468,837    $368,228
                             ==========    ==========     ========    ========

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 6)  1,791,583     1,823,185    1,803,498   1,831,652
                              =========     =========    =========   =========

EARNINGS PER COMMON SHARE
 (Note 6)                      $ .09          $ .05        $ .26        $ .20
                               =====          =====        =====        =====

[FN]
                       See the Accompanying Notes to Financial Statements
                                         (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.
                               STATEMENTS OF CASH FLOWS
                               - - - - - - - - - - - -
[CAPTION]
                                                          Nine-Months Ended
                                                          -----------------
                                                          February  February
                                                          28, 1997  29, 1996
                                                          --------  --------
[S]                                                      [C]        [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 468,837  $ 368,228
    Adjustments to reconcile net income to net
     cash provided by operations
      Depreciation                                           57,771     54,387
      Gain on sale of securities                            (53,621)   (12,591)
      Undistributed earnings of affiliate                  (222,567)  (215,092)
      Dividend from Garden Life Plan, Ltd.                  200,000       -
      Increase in cash value of life insurance policie       (1,615)      -
      Deferred income taxes                                 (54,853)    17,191
  (Increase) decrease in certain assets
     Accounts receivable                                    (97,642)   (88,521)
     Income tax receivable                                     -        46,421
     Inventories                                             (9,483)     6,291
     Prepaid expenses and others                            (53,507)   (57,329)
  (Decrease) increase in certain liabilities
     Accounts payable                                       100,173    (14,172)
     Income taxes payable                                    (7,442)     1,451
     Accrued liabilities                                    (66,723)   (50,339)
                                                           --------   --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES            259,328     55,925
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equity securities                   683,126    193,945
  Purchase of property and equipment                        (22,268)  (102,049)
  Increase in securities                                   (695,097)  (206,393)
  Purchase of certificate of deposit                           -      (200,000)
  Premium payments on life insurance policies                (1,622)    (2,442)
                                                           ---------  --------
      NET CASH USED IN INVESTING ACTIVITIES                 (35,861)  (316,939)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                            (137,555)   (62,950)
  Cash dividends paid                                       (81,572)   (82,419)
                                                           --------   --------
      NET CASH USED IN FINANCING ACTIVITIES                (219,127)  (145,369)
                                                           --------   --------
      NET INCREASE (DECREASE)                                 4,340   (406,383)

CASH AT BEGINNING OF YEAR                                   710,978    938,707
                                                           --------   --------
CASH AT END OF YEAR                                        $715,318   $532,324
                                                           ========   ========
[FN]

                        See the Accompanying Notes to Financial Statements
                                          (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                             - - - - - - - - - - - - - - -
                          February 28, 1997 and February 29, 1996



(1)   Cash and cash equivalents

For purposes of the Statement of Cash Flows, cash equivalents include certificate of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition. For debt instruments, carrying value is a reasonable estimate of fair value.


The Company's cash are deposited with four local financial institution. At February 28, 1997 the Company had deposits in two financial institutions in excess of the deposit insurance of $100,000.


(2)   Investment securities

The Company held investments in the following types of securities:

[CAPTION]
                                             Gross         Gross
                              Amortized    Unrealized   Unrealized      Fair
                                 Cost        Gain          Loss         Value
                              ---------    ----------   ----------  ----------
[S]                          [C]           [C]          [C]         [C]
February 28, 1997

  Available-for-Sale
   Equity Securities          $  77,587     $  28,035    $   1,187    $ 104,435
   Mutual Funds                 732,567        23,484         -         756,051
                              ---------     ---------    ---------    ---------
                                810,154        51,519        1,187      860,486

  Held-to-Maturity
   U.S. Treasury Notes           74,653            35        3,770       70,918
                              ---------     ---------    ---------    ---------
        Total                 $ 884,807     $  51,554    $   4,957    $ 931,404
                              =========     =========    =========    =========
[S]                           [C]           [C]          [C]          [C]
February 29, 1996

  Available-for-Sale
   Equity Securities          $  69,315     $  14,500    $   3,078    $  80,737
   Mutual Funds                 665,032        43,204         -         708,236
                              ---------     ---------    ---------    ---------
                                734,347        57,704        3,078      788,973

  Held-to-Maturity
   U.S. Treasury Notes          105,749          -           6,094       99,655
                              ---------     ---------    ---------    ---------
        Total                 $ 840,096     $  57,704    $   9,172    $ 888,628
                              =========     =========    =========    =========
[FN]
                                          (Unaudited)
                                               5

                              HOSOI GARDEN MORTUARY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                             - - - - - - - - - - - - - - -
                         February 28, 1997 and February 29, 1996




(2)   Investment securities (continued)

The maturities for all debt securities held at February 28, 1997 were:

[CAPTION]
                                   Available-for-Sale      Held-to-Maturity
                                   ------------------     -------------------
                                   Amortized   Market     Amortized     Market
                                      Cost     Value         Cost       Value
                                   ---------  -------     ---------   --------
  [S]                             [C]        [C]         [C]         [C]
   Within 1 year                   $   -      $  -        $   -       $    -

   After 1 year
    through 5 years                    -         -           74,653     70,918

   After 5 years                       -         -             -           -
                                   --------   --------    ---------   --------
                                   $   -      $  -        $  74,653   $ 70,918
                                   ========   ========    =========   ========

The Company sold securities available-for-sale and securities held-to-maturity for $683,126 and $193,945 in 1997 and 1996, respectively. The gross realized gain of $53,621 in 1997 and $12,591 in 1996 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.


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

[FN]
                                    (Unaudited)
                                         6

                              HOSOI GARDEN MORTUARY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                             - - - - - - - - - - - - - - -
                        February 28, 1997 and February 29, 1996

(3)   Garden Life Plan, Ltd. (continued)

Audited financial statements of this subsidiary as of May 31, 1996 showed the following summarized financial position and results of operations:

          [S]                                                 [C]
           Total assets                                       $  2,991,958
           Total liabilities                                       385,243
                                                              ------------
               Total stockholders' equity                     $  2,606,715
                                                              ============
           [S]                                                [C]
           Net revenue                                        $    958,576
                                                              ============
           [S]                                                [C]
           Operating income                                   $   (136,244)
                                                              ============
           [S]                                                [C]
           Net income                                         $    511,339
                                                              ============

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months and nine-months ended February 28, 1997 and February 29, 1996.

Investment in Garden Life Plan, Ltd. as of February 28, 1997 is accounted for as follows:

         [S]                                                [C]
          Stockholders' equity as of February 28, 1997
           per Garden Life Plan, Ltd.'s balance sheet        $  2,651,857
          Less: dividends declared in February 1997            (1,488,596)
                                                             ------------
                                                                1,163,261
              Equity Ownership                                         50%
                                                             ------------
                                                                  581,631
          Rounding                                                     (1)
                                                             ------------
              Total investment in Garden Life Plan, Ltd.     $    581,630
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

At February 28, 1997 the Company's retained earnings included approximately $581,130 of undistributed earnings of Garden Life Plan, Ltd.

[FN]
                                      (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                             - - - - - - - - - - - - - - -_
                         February 28, 1997 and February 29, 1996


(5)   Income taxes

The provision for income taxes consists of the following:

[CAPTION]
                                                       February       February
                                                       28, 1997       29, 1996
                                                       --------       --------
       [S]                                            [C]            [C]
        Federal:
          Current                                      $101,226       $ 85,749
          Deferred                                      (37,020)        13,306
                                                       --------       --------
               Total Federal                             64,206         99,055
                                                       --------       --------
        State:
          Current                                        16,003         15,232
          Deferred                                       (9,422)         3,885
                                                       --------       --------
               Total State                                6,581         19,117
                                                       --------       --------
               Total income taxes                      $ 70,787       $118,172
                                                       ========       ========

(6)   Earnings per share

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,803,498 for 1997 and 1,831,652 for 1996.


(7)   Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of February 28, 1997 reflects shares acquired before July 1, 1987.


(8)   Prior period adjustment

The Internal Revenue Service has completed its examination of the Company's 1994 federal income tax return which resulted in an assessment for additional income taxes and interest of $25,699 which has been charged to Retained Earnings in the current year.

[FN]
                                   (Unaudited)

                            HOSOI GARDEN MORTUARY, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 28, 1997.

The working capital and working capital ratios at February 28, 1997 is as follows:

[CAPTION]
                                                      February 28,
                                                          1997
                                                      -----------
        [S]                                          [C]
         Working capital                              $ 2,762,248
         Working capital ratio                            7.1:1


Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales has remained relatively stable at 69.5% for the nine-months ended February 28, 1997 and 69.8% for the nine-months ended February 29, 1996.

Selling, General and Administrative Expenses - Selling, general and admin-istrative expenses as a percent of net sales increased to 23.3% from 22.3% for the nine-months ended February 28, 1997 over February 29, 1996. For the three-months ended February 28, 1997, selling, general and administrative expenses increased to 26.3% from 19.9% for the three-months ended February 29, 1996.
The increase is mainly due to an increase in professional services.

Income Taxes - The effective income tax rate has remained stable at 37.0% for 1997 and 37.2% for 1996.

Other Income - Other income as a percent of net sales increased from 5.5% to 7.3% for the nine-month ended February 28, 1997 over February 29, 1996. The increase in other income is due to an increase in capital gain, gains from sale of securities, and a non-recurring reimbursement from a former employee for
expenses previously advanced.   The increase was partially offset by a decrease
in parking revenues and interest income.

[FN]

                                HOSOI GARDEN MORTUARY, INC.

                                PART II - OTHER INFORMATION
                                - - - - - - - - - - - - - -
                           February 28, 1997 and February 29, 1996


Item 4. Submission of Matters to a Vote of Security Holders

At the regular Annual Meeting of Stockholders of Hosoi Garden Mortuary, Inc. held on January 19, 1997, the stockholders elected the following persons as
members of the Board of Directors:   Richard Dole, Robert Kuwahara and Julie
Shimonishi.   The stockholder elected Endo & Company for the auditors for the
Company for the period January 1, 1997 to January 1, 1998.


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine-months ended February 28, 1997.
[FN]

                                  SIGNATURES
                                  _ _ _ _ _ _


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.



                                               HOSOI GARDEN MORTUARY, INC.
                                               --------------------------
                                                       (Registrant)



Date: April 14, 1997                           Clifford Hosoi
                                               -------------------------
                                               President

Date: April 14, 1997                           Elaine Nakamura
                                               -------------------------
                                               Corporate Secretary and
                                                Bookkeeper

                     EXHIBIT INDEX
EXHIBITS
  NO.                       DESCRIPTION
---------                   -----------
    27 Financial Data Schedule, which is submitted electronically to the Securities and exchange Commission for information only and not filed.