Form 10KSB
period 1997-05-31
HOSOI GARDEN MORTUARY INC
filed 1997-09-02
CIK 48544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee Required]

         For the fiscal year ended May 31, 1997 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [No Fee Required]

         For the transition period from      to


Commission file number 0-2288

HOSOI GARDEN MORTUARY, INC.

STATE OF HAWAII
IRS Employer Identification No. 99-0088064

30 North Kukui Street
Honolulu, Hawaii 96817

Issuer's telephone number:  808-538-3877

Securities registered pursuant to Section 12(b) of the Exchange Act:

     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock  Par Value $.20 per share

Check whether the issuer (1) filed all reports required
to be filed by the Exchange Act during the past 12
months (or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days. Yes X      No

Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B (is not)
contained in this form, and no disclosure will be
contained to the best of registrant's knowledge, in
definitive proxy or information statements incorporated
by reference in Part III of  this Form 10-KSB or any
amendment to this Form 10-KSB.  (   )

State issuer's revenue for its most recent fiscal year.

  $2,870,237

State the aggregate market value of the voting stock
held by non-affiliates computed by reference to the
price at which the stock was sold, or the average bid
and asked prices of such stock, as of a specified date
within the past 60 days. (See definition of affiliate
in Rule 12b-2 of the Exchange Act):  $7,109,040

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of
issuer's classes of common stock, as of the latest
practicable date:  1,777,260

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the 10-KSB (e.g. Part I,Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933
("Securities Act"). The listed documents should be clearly described for identification purposes
(e.g. annual report to the security holders for fiscal year ended May 31, 1992).

Transitional Small Business Disclosure Format
(Check one):Yes X    No

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900.
Professional funeral services are the principal services rendered by the Company. The Company is engaged in the funeral and mortuary business, including the sale of pre-need funeral services contracts.
During the fiscal years ended May 31, 1997 and 1996, funeral services accounted for 72.7% and 70.6%, respectively, of revenues. The Company owns 50% of Garden Life Plan, Ltd. ("Garden Life") which sells pre-need funeral service contracts for which the Company acts as the sole servicing mortuary.

The Company operates a mortuary business in Honolulu, Hawaii. Although established to offer funeral services to all persons in Hawaii, the Company serves principally persons of Japanese ancestry who follow a particular and special order of worship in accordance with their religious beliefs. In addition to handling funeral services for residents of Honolulu, the Company conducts services for residents of other counties in Hawaii and prepares remains for shipment to or receives them from other counties in Hawaii, other states in the United States and foreign countries.

Competition in the funeral business in Hawaii is based upon (1) the location of a mortuary and (2) the principal ethnic group that a mortuary serves. There are 21 mortuaries in the State of Hawaii. Their locations are as follows:

      LOCATION               NUMBER OF MORTUARIES
      Island of Hawaii         3
      Island of Maui           3
      Island of Oahu          12 (one military)
      Island of Kauai          2
      Island of Molokai        1

Because of the separation of the Hawaiian islands by ocean, a mortuary is generally confined to the funeral demands of a particular island. A very small percentage of business constitutes service requiring the use of funeral parlors on an island other than where death has occurred.

Comparative Statistical Information

                                                         Percent of Services
                                        No. of Services  by Company as
Calendar  No. of Deaths  No. of Deaths  Performed by     to No. of Deaths
Year End  in State of HI in Oahu        the Company      in Oahu
1990      7,056          5,253            980            18.66%
1991      6,486          4,930            980            19.00%
1992      7,173          5,317          1,011            19.01%
1993      7,570          5,689          1,114            19.00%
1994      7,531          5,588          1,091            19.00%
1995      7,795          5,834          1,043            18.00%
1996      8,148          5,557          1,151            20.71%

In most cases, a substantial portion of the business of a mortuary is from an ethnic group it principally serves. A few of the mortuaries serve all ethnic groups. In calendar year 1996, 87.32% of the Company's total services were for families of Japanese ancestry.

The larger mortuaries on the Island of Oahu and the ethnic groups which they are believed to serve primarily are as follows:

   Name                                     Ethnic Groups Served
   Williams Mortuary                        Caucasian

   Hosoi Garden Mortuary                    Japanese

   Borthwick Mortuary                       Caucasian and Chinese

   Hawaiian Memorial Park                   Mixed and Japanese

   Mililani Memorial Park & Mortuary        Mixed (Filipino and Japanese)

   Leeward Funeral Home                     Mixed

   Valley of the Temples Mortuary           Japanese, Chinese and Caucasian
   (also operating Kukui, Nuuanu
    and Diamond Head Memorial Parks)

   U.S. Army Mortuary                       All ethnic groups

Thirty-six (36) persons were employed by the Company for the fiscal year ended May 31, 1997. Fourteen (14)
persons were employed full-time and twenty-two (22) persons were employed part-time.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates its business at 30 North Kukui
Street, Honolulu, Hawaii, 96817, on the northwest corner of Nuuanu Avenue and Kukui Street in Honolulu
Hawaii. The business site consists of 92,773 square feet, of which the Company owns a 78/104th interest.
The Herman S. Hosoi Trust owns a 13.65/104th interest and the Hosoi-Tamori-Shimonishi Trust owns the remaining 12.35/104th interest. The trustees and beneficiaries of both trusts include directors, officers and shareholders of the Company.

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi Trust
("Trusts") under a five-year lease that expired on May
31,1994, subject to an option to renew for an additional five-year period. The option to renew the lease was exercised while negotiations for the terms of a new lease continued. In July 1997, the terms of a new lease were approved by the Directors of the Company.
The lease, which expires on May 31, 1999, requires annual lease payments of $300,000, plus general excise taxes, in addition to real property taxes on the portion of the land owned by the Trusts. For more information on the lease between the Company and the Trusts, see Footnote 12 on page F-18 of the Company's
Financial Statements, which are attached hereto and incorporated by reference.

The main mortuary building, which was built in 1961, contains a chapel area, which is capable of being used for one service with a seating capacity of 600 or for two chapels with a seating capacity of 300 each.
There is an altar and family room at each end of the building. The office is located on the west end of the main mortuary building. The embalming rooms are on the second floor.

In addition, there is a combined garage, kitchen and dining room annex. Parking facilities for 147 cars have access to Nuuanu Avenue, Kukui Street and Maunakea Street, and are one-half block away from Vineyard Boulevard, which is one of the main thoroughfares in Honolulu. The areas not used for buildings or parking stalls have been appropriately landscaped to qualify for partial real property tax exemption.

No substantial addition or changes in the real property or improvements of the Company were made during the fiscal year ended May 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

On January 19, 1997, the annual meeting of the shareholders was held. According to the Company's stock transfer agent Chase Mellon Shareholder Services, the total shares issued, outstanding and entitled to vote were 1,812,655. The total shares present in person and proxy were 1,128,489 (62.26%).

The election of three directors and the election of an auditor were submitted to a vote of the shareholders.
Of the total shares present in person and proxy, the following vote of the shareholders was taken:

Election of Class A Directors (3 year term)
NAME                FOR                  AGAINST         ABSTAIN
Julie Shimonishi    1,121,089 (61.85%)    7,400 (.41%)    0
Robert Kuwahara     1,121,089 (61.85%)    7,400 (.41%)    0
Richard B. Dole     1,120,989 (61.84%)    7,500 (.42%)    0


The foregoing persons were elected at the annual meeting to serve a three-year term until the 2000 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)
NAME                    FOR                  AGAINST      ABSTAIN
Endo & Company, CPA     1,125,889 (62.11%)   175 (.01%)   2,425 (.14%)
(Jack Y. Endo)

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SHAREHOLDERS MATTERS

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market. One stockbroker in Honolulu, Hawaii, quotes the common stock, but the Company does not know the prices at which the trades are made. During the fiscal year ended May 31, 1997, the Company redeemed
42,170 shares as follows:

     No. Of Shares         Redemption Price
      1,900                $4.50

     40,270                 4.00

There were 1,683 record holders of common stock as of May 31, 1997.

A cash dividend has been declared and paid once a year since 1969. The dividend for the year ended May 31, 1996, which was declared on November 15, 1996, was $.045 per share, and was paid to shareholders in January 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Hosoi Garden
Mortuary, Inc.'s statement of income as percentages of net revenues:

                                             Years Ended May 31,
                                             1997        1996
Total revenues                               100.0%      100.0%
Cost of sales and services                    73.2        73.9

Gross profit                                  26.8        26.1
Selling, general and administrative           25.2        23.4

Operating income                               1.6         2.7
Other income (expenses)                        6.7         4.8

Income before income taxes                     8.3         7.5
Provision for income taxes                     3.0         3.1

Income before equity in earnings
   of Garden Life Plan, Ltd. (GLP)             5.3         4.4
Equity in earnings of GLP, net                38.1         8.6

Net income                                    43.4%       13.0%

RESULTS OF OPERATIONS

TOTAL REVENUES

The Company's revenues increased by $130,371 in 1997 over 1996. The increase of 4.8% is attributable to increases in revenues from facilities charges and from charges for funeral services. Revenues from facilities charges increased by $15,500 and revenues from services increased by $110,400 in 1997 over 1996, respectively.

Overall, the Company expects revenue growth to continue in fiscal 1998 due to an increase in prices for funeral services, partially offset by an expected shift to lower priced funeral services.

The Company's operating expenses are increasing as the Company continues to upgrade its professional staff and continues to explore either the establishment of a pre-need authority or the purchase of the interest of its 50% shareholder in Garden Life Plan, Ltd., and operating results for fiscal 1998 will be adversely affected if revenues do not increase correspondingly.

The Company's operating results may also be affected by Hawaii's generally unfavorable economic conditions which may be the cause of the shift to lower priced funeral services.


COST OF SALES AND SERVICES

Cost of sales and services remained relatively stable at 73.2% in 1997 compared to 73.9% in 1996. Cost of sales for 1996 has been restated from the amount previously reported of 70.9 % to 73.9% as a result of the retroactive adjustment of rental expense from $275,868, the amount previously reported, to $356,430.
The increase in rental expense as a percent of revenues, was offset by decreases in the cost of merchandise.


GROSS PROFIT

Gross profit as a percentage of total revenues remained relatively stable at 26.8% and 26.1% in 1997 and 1996 respectively. Gross profit for 1996 has been restated from the amount previously reported from 29.1% to 26.1% to reflect the adjustment of rental expense as discussed in Cost of Sales and Services above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $643,321 in 1996 to $723,642 in 1997 and as a percentage of revenues these expenses were 25.2% in 1997 and 23.4% in 1996. The increase in 1997 is attributable to increases in professional services and salaries and wages.

The increase in professional services is attributable to an increase in legal and accounting fees as a result of legal and accounting issues related to the evaluation of the current situation with Garden Life
Plan, Ltd. and the study for the establishment of a pre-need authority in the future.

The increase in salaries and wages is a result of the addition of an additional secretary in the administrative offices.


EARNINGS OF GARDEN LIFE PLAN, LTD.

Revenues from the trust funds of the Company's subsidiary, Garden Life Plan, Ltd. (GLP), whose earnings are accounted for on the equity method of accounting are included in the amount reflected as Equity in earnings of Garden Life Plan, Ltd. of
$1,093,897 and $235,324 for 1997 and 1996 respectively.
The increase in 1997 over 1996 is attributable to a change in the method in GLP Trust's method of accounting for its investment. Effective June 1, 1996, the Trust began recording its investment at market value. Previously, the Trust recorded its investments at cost.

Earnings of the Trust fund of GLP are not directly affected by decisions of the management of the Company.
Investment decisions are generally made by the money manager of GLP's Trust funds. Fluctuations in GLP's
Trust fund income, which amounted to $1,641,352 and $705,222 for the years ended May 31, 1997 and 1996 respectively are the result of fluctuations in interest rates, capital gains and the mix of investment of the Trust.

Information relating to Trust investments, obligations and earnings are more fully described in Footnote 2 of GLP's financial statements, which are attached hereto and incorporated by reference.

Equity in the earnings of GLP accounted for 87.8% and 58.5% of the Company's net income in 1997 and 1996, respectively.


INCOME TAXES

The Company's effective income tax rate was 36.5% of pre-tax income in 1997 and 41.2% in 1996. Note (9) to the Company's financial statements presents a reconciliation of the Company's effective and statutory income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Total working capital decreased by $198,879 from $1,727,133 in 1996 to $1,528,254 in 1997. The decrease is attributable to an increase in current liabilities, particularly in trade accounts payable and accrued liabilities relative to the increase in current assets.
Working capital ratio was 2.9:1 at May 31, 1997 and 3.9:1 at May 31, 1996.

Working capital and the working capital ratio at May
31, 1996 has been restated from the amounts previously reported of $1,850,300 and 5.6:1 respectively, because of the restatement of the 1996 financial statements for the retroactive accrual of rent expense, pursuant to the renegotiation of the lease as discussed in
Item 2 - Description of Property.

Securities Held to Maturity increased from $69,834 in 1996 to $1,101,423 in 1997 principally as a result of the investment of dividends received from Garden Life
Plan, Ltd. in the Company's investment monitor account at a bank.

At the end of 1997, the Company did not have any long-term debt. The Company expects that cash flows from operations, its cash reserves and investments will be adequate to meet the Company's cash requirements in the foreseeable future.

Dividends declared for the fiscal years ended 1996 and 1995, respectively, were $.045 per share which amounted to $81,572 and $82,419.

Cash out flows for the acquisition of the Company's shares were $169,629 in 1997 and $76,481 in 1996.
The Company expects that future acquisitions will be in the range of $50,000 to $70,000 per year.


ITEM 7.  FINANCIAL STATEMENTS

The Company's audited balance sheet as of May 31, 1997, and audited statements of income, cash flows and changes in shareholder's equity for each of the two fiscal years preceding the date of such audited balance sheet are on pages F-3 through F-6 of this Report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

The Company has a total of nine (9) directors constituting the entire Board of Directors, divided into three (3) classes of three (3) directors each.
The Company's Articles of Association provide for each class of directors to be elected for three-year terms on a staggered basis.

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on pages 20-21 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company during the past five years are set forth below.


DIRECTORS WHOSE TERMS EXPIRED IN 1997 AND WHO WERE
ELECTED TO TERMS EXPIRING IN 2000

Julie S. Shimonishi is a school teacher and has been employed by the Department of Education, State of Hawaii, since 1970. She has been a director since
1979. She is a daughter of Sadako Hosoi, director, and a sister of Clifford Hosoi, director and president of the Company, and Anne T. Tamori, director and vice-president of the Company.


Robert Kuwahara is a Certified Public Accountant and has his own CPA practice. He has been a director of the Company since 1995. He is actively involved in human services organizations such as the YMCA.

Richard B. Dole is the Vice-President and Principal of
Kuroman Realty, Inc.  He
has been a director of the
Company since 1995. He holds many professional designations, including the American Society of Appraisers, Chartered Financial Analyst and Certified
Financial Planner designations. He is the Co-Trustee of the James D. Dole Trust. He is involved with many professional organizations, including the American
Society of Appraisers, the Association for Investment
Management Research (AIMR), the Hawaii Venture Capital
Association, the Hawaii Employee Ownership and
Participation Advisory Committee, State of Hawaii, the Institute of Certified Financial Planners, and the Hawaii Estate Planning Council.



DIRECTORS WHOSE TERMS EXPIRE IN 1999

Sadako Hosoi is the widow of Herman S. Hosoi, founder of the Company. She has been a director of the Company since 1957 and is the Chairperson of the Board
Emeritus. At the January 21, 1996, annual meeting, she was elected to a new three-year term which will expire in 1999. In the past, she has served as chairperson of the Company and treasurer. She serves as a director of Garden Life Plan, Ltd. She is the mother of Julie S.
Shimonishi, director, Clifford Hosoi, director and president of the Company, and Anne T. Tamori, director and vice president of the Company.

Roy T. Shimonishi is co-owner of Hungry Lion Coffee
Shop in Honolulu, Hawaii.  He has been a director since
1979. At the January 21, 1996, annual meeting, he was elected to a new three-year term to expire in 1999. He serves on the Board of Directors of the Hawaii
Restaurant Association, Catholic Services for the
Elderly and Hungry Lion Charities. He is also an area coordinator for Excel Telecommunications. Roy T.
Shimonishi resigned as a director in May 1997.

Berton T. Kato is an attorney licensed in the State of Hawaii and has his own law practice. At the January
21, 1996, annual meeting, he was elected to serve a three-year term which will expire in 1999.

Anne T. Tamori has been employed by the Company since
1978. She has been a vice president of the Company since 1994. She has served as an associate secretary of the Company. She is a daughter of Sadako Hosoi, director, and a sister of Clifford Hosoi, director and president of the Company, and Julie S. Shimonishi, director. Following the resignation of Roy T.
Shimonishi as a director, the Board of Directors elected Anne T. Tamori to serve Roy T. Shimonishi's remaining term as a director, which will expire in 1999.


DIRECTORS WHOSE TERMS EXPIRE IN 1998

Clifford Hosoi has been a director of the Company since 1989. He was a vice president from 1989 until his appointment as president and chief executive officer of the Company as of January 1, 1994. He has been a licensed embalmer since 1979. He has been a Funeral Director for the Company since 1985. He serves as a director of Garden Life Plan, Ltd. He is the son of Sadako Hosoi, director, and a brother of Julie S.
Shimonishi, director, and Anne T. Tamori, vice-president, director and an employee of the Company.

Rene Mansho is an elected member of the City Council
of the City and County of Honolulu and has served on
the City Council since 1988.  She has been a director
of the Company since 1993.   She presently serves as
chairperson of the Board of Directors and was elected to that position in 1994. She has been a school teacher, Vice-Principal and Administrator with the Department of Education of the State of Hawaii between 1971 through 1988. Other organizations with which she is involved include the Hawaii State Association of Counties, the Mililani Hongwanji, Mililani YMCA,
Honolulu Japanese Chamber of Commerce, Goodwill

Industries, Great Aloha Run, Salvation Army, Wahiawa
Lions, Muscular Dystrophy Association of Hawaii.

Ricky C. Manayan is president/general manager of KISS-AM Radio Station, Inc. He has been a director of the Company since 1995. His other business interests or affiliations include Ricky C. Manayan, Inc., Ricky
Manayan Associates and Transpacific Empire, Inc. He is an Authorized Exclusive Distributor for RAM
Telecommunications, and is President of the East-West
Real Estate Co., Inc.


OTHER EXECUTIVE OFFICERS ARE AS FOLLOWS:

David Fujishige has been employed by the Company since
1989. He has been a funeral director since 1991. He has been a vice president of the Company since 1994.
Prior to joining the Company, he was a food production supervisor at Rehabilitation Hospital of the Pacific.

Keith Numazu has been employed by the Company since
1992.  He has been treasurer of the Company since 1994.
He has been an assistant bookkeeper and programmer since 1992. Prior to joining the Company, he was a systems operator/analyst for Consolidated Amusement,
Inc. and a senior systems analyst/programmer for Holmes and Narver, Inc. and Raytheon Services Nevada.

Elaine Nakamura has been employed by the Company since
1963.  She is the secretary of the Company.

Directors and Executive Officers of the Company
                                Director                          No. Of Yrs.
Name           Age  Office      Since    Family Relationship      Employed
Sadako Hosoi   79   Director    1957     Mother of Julie S.       11
                                         Shimonishi, Director
                                         Clifford Hosoi, Director
                                         and President, and Anne
                                         Tamori, Director and
                                         Vice President

Rene Mansho    48   Director/   1993     None                      0
                    Chairperson
                    of the Board

Clifford Hosoi 48   Director/   1991     Son of Sadako Hosoi,     17
                    President            Brother of Julie S.
                                         Shimonishi and
                                         Anne Tamori

Julie S.       50   Director    1979     Daughter of Sadako       Part-time
Shimonishi                               Hosoi, Sister of         since 1990
                                         Clifford Hosoi and
                                         Anne T. Tamori

Roy T.         55   Director    1979     None                     0
Shimonishi

Ricky C.       38   Director    1995     None                     0
Manayan

Berton T.      49   Director    1996     None                     0
Kato

Robert         49   Director    1995     None                      0
Kuwahara

Richard B.     52   Director    1995     None                      0
Dole


                                Director/
                                Officer  No. of Years             No. of Yrs.
Name           Age  Office      Since    Family Relationship      Employed

Anne T.        49   Director/   1994     Daughter of Sadako       19
Tamori              Vice Pres.           Hosoi, Sister of
                                         Clifford Hosoi and
                                         Julie S. Shimonishi

Elaine         58   Secretary   1972     None                     34
Nakamura

David          49   Vice        1994     None                      8
Fujishige           President

Keith Numazu   35   Treasurer   1994     None                      5

None of the directors of the Company is a director of an investment company or another company registered under the Securities Exchange Act of 1934. All officers serve at the pleasure of the Board of Directors.

CERTAIN REPORTS. The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file
Forms 3 or 4 during the fiscal year ended May 31, 1997, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule
13D.


ITEM 10.EXECUTIVE COMPENSATION

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 1997.

       SUMMARY COMPENSATION - ANNUAL COMPENSATION

                   Year ended   Annual         All Other
Name and Position  May 31       Compensation   Compensation
Clifford Hosoi     1995         $48,254        $  8,640 (1)
President/Chief    1996         $60,502        $ 10,447 (2)
Executive Officer  1997         $54,759        $  7,955 (3)

(1) Amount shown includes $2,343 contributed to the Company's Money Purchase Pension Plan, $4,897 contributed to the Company's Profit Sharing Plan and $1,400 fees paid as a director.

(2) Amount shown includes $3,025 contributed to the Company's Money Purchase Pension Plan, $3,817 contributed to the Company's Profit Sharing Plan and $1,325 fees paid as a director.

(3) Amount shown includes $2,738 contributed to the Company's Money Purchase Pension Plan, $6,097 contributed to the Company's Profit Sharing Plan and $1,400 fees paid as a director.

The total annual salary and bonus for any other executive officer does not exceed $100,000.

The standard fees paid to directors are $100 for each Board of Directors meeting attended and $25 for each committee meeting attended.


COMPENSATION PURSUANT TO PLANS.

(a)PROFIT-SHARING PLAN. The Company has established a profit-sharing plan for the Company's employees. Every employee, who has completed one year of service with the Company, becomes eligible to participate in the profit-sharing plan. An employee who has completed
1,000 hours of service commencing from the date of employment or an anniversary date is considered to have one year of service.

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation.
The Company's total contributions shall not exceed the amount allowable by income tax regulations.
The amounts charged against income for the profit-sharing plan in 1997 and 1996 were $37,000 and $46,600, respectively. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

The investment decision for the profit-sharing plan is formulated by a registered investment advisor through Hawaiian Trust Company, Ltd.

(b)MONEY PURCHASE PENSION PLAN. The Company has established a money purchase pension plan, which became effective as of June 1, 1990, for the Company's employees. Every employee, who has completed one year of service with the Company, becomes eligible to participate in the money purchase plan. An employee who has completed 1,000 hours of service commencing from the date of employment or an anniversary date is considered to have one year of service.

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan in 1997 and 1996 were $27,122 and $19,316, respectively.

The investment decision for the money purchase plan is formulated by a registered investment advisor through Smith Barney, Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS & MANAGEMENT

A.  PRINCIPAL SHAREHOLDERS

The Herman S. Hosoi Trust, whose trustees are Sadako
Hosoi and Julie S. Shimonishi, and the Hosoi Family
Limited Partnership, whose general partner is the Hosoi
Family Voting Trust, by its trustee Julie S.
Shimonishi, are the only persons who own of record or are known to the Company to own beneficially more than five percent of the common shares of the Company as of May 31, 1997. Certain information about the holders is set forth below.

                                 Nature of
Title of   Name and Address of   Beneficial           No. of       Percent of
Class      Beneficial Owner      Ownership            Shares       Class
Common     Julie S. Shimonishi   Co-trustee of        158,250       8.86%
           30 N. Kukui Street    the Herman S.
           Honolulu, HI 96817    Hosoi Trust

                                 General Partner of   160,250       8.97%
                                 the Hosoi Family
                                 Limited Partnership,
                                 as Trustee of the
                                 Hosoi Family
                                 Voting Trust

                                 Custodian for Chad     8,000       0.45%
                                 Shimonishi and Lane
                                 Shimonishi under
                                 HUGMA

                                 Direct                52,534       2.94%

                                            Total     379,034      21.22%


                                 Nature of
Title of   Name and Address of   Beneficial           No. of       Percent of
Class      Beneficial Owner      Ownership            Shares       Class
Common     Sadako Hosoi          Co-trustee of        158,250       8.86%
           30 N. Kukui Street    the Herman S.
           Honolulu, HI 96817    Hosoi Trust

                                 Settlor of the Hosoi 160,250       8.97%
                                 Family Voting Trust
                                 and limited partner
                                 of the Hosoi Family
                                 Limited Partnership

                                            Total     318,500      17.83%

Common     Herman S. Hosoi Trust Direct               158,250       8.86%
           Sadako Hosoi and
           Julie S. Shimonishi,
           Trustees
           30 N. Kukui Street
           Honolulu, HI 96817


Common     Hosoi Family Limited  Direct               160,250       8.97%
           Partnership (1)
           30 N. Kukui Street
           Honolulu, HI 96817

The Sadako Hosoi Trust, by its trustees Sadako Hosoi and Julie S. Shimonishi, transferred 160,250 shares of the Company to the Hosoi Family Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustee Julie S. Shimonishi, and whose limited partner is Sadako Hosoi. Julie S. Shimonishi, as trustee, exercises voting and investment powers over those shares pursuant to the Hosoi Family Voting Trust
Agreement dated December 30, 1994, between Sadako
Hosoi, as settlor, and Julie S. Shimonishi, as trustee.

B.  DIRECTORS AND EXECUTIVE OFFICERS

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 1997, is set forth below.

Title of   Name of                       Amount and Nature of      Percent of
Class      Beneficial Owner (1)          Beneficial Ownership (2)  Class
Common     Julie S. Shimonishi           379,034 (6)               21.22%

Common     Sadako Hosoi                  318,500 (4)               17.83%

Common     Clifford Hosoi                 52,532 (3)                2.94%

Common     Anne T. Tamori                 56,534 (7)                3.17%

           All directors and officers    806,600                   45.16%
           as a group (13 persons) (2)


(1)  The address of each person is 30 N. Kukui Street,
Honolulu, Hawaii 96817.

(2) Roy T. Shimonishi, who resigned as a director in 1997, Rene Mansho, Ricky C. Manayan, Berton T. Kato,
Richard B. Dole and Robert Kuwahara, who are currently serving as directors, and Elaine Nakamura, David
Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.

(3)  Voting and investment powers exercised solely.

(4) Voting and investment powers over 158,250 shares of the Company are shared by Sadako Hosoi and Julie S.
Shimonishi, as Trustees of the Herman S. Hosoi Trust, which owns 158,250 shares of the Company.

Voting and investment power over 160,250 shares of the Company are exercised by Julie S. Shimonishi, as trustee under the Hosoi Family Voting Trust. See the preceding table for more information about the Hosoi
Family Limited Partnership and the Hosoi Family Voting
Trust.

(5)  Voting and investment powers are shared with spouse.


(6)   Includes:
           52,534 shares (3.17%)       as to which Ms. Shimonishi exercises
                                       sole voting and investment powers;

            8,000 shares (0.45%)       as to which Ms. Shimonishi exercises
                                       sole voting and investment powers as
                                       Custodian for Chad Shimonishi and
                                       Lane Shimonishi under HUGMA;

          158,250 shares (8.86%)       as to which Ms. Shimonishi and Sadako
                                       Hosoi share  voting and investment
                                       powers as trustees of the Herman S.
                                       Hosoi Trust; and

          160,250 shares (8.97%)       as to which Ms. Shimonishi, as trustee
                                       of the Hosoi Family Voting Trust, has
                                       voting and investment powers over the
                                       shares owned by the Hosoi Family
                                       Limited Partnership.

(7) Includes:
           52,534 shares (2.94%)       as to which Ms. Tamori exercises sole
                                       voting and investment powers; and
            4,000 shares (0.22%)       as to which Ms. Tamori exercises sole
                                       voting and investment powers for Ryan
                                       Tamori under HUGMA.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 2 on page 6 of this Report and Footnote 12 on page F-18 of the Company's Financial Statements, for information about the lease between the Company and the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi
Trust.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  EXHIBITS

Except as noted, the following exhibits were previously filed on August 31, 1981, as exhibits to Form 10-K for the fiscal year ended May 31, 1981, for the Company and are incorporated herein by reference:

(2)  PLAN OF PURCHASE, SALE, REORGANIZATION,
     ARRANGEMENT, LIQUIDATION AND SUCCESSION

(3)  ARTICLES OF ASSOCIATION AND BY LAWS

     (a)  Articles of Association, Affidavit of
          Officers and Supplemental affidavit of
          incorporation filed May 31, 1957

          (1)  Amendments
                 (i)   January 18, 1962
                (ii)   January 16, 1963
               (iii)   February 3, 1972
                (iv)   February 2, 1977
                 (v)   March 31, 1978
                (vi)   July 23, 1993 (1)

     (b)  By Laws dated May 31, 1957
          (1)  Amendments
                (i)   January 30, 1972
               (ii)   March 31, 1978

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
     HOLDERS, INCLUDING INDENTURES

     (a)  Equity securities:  Articles of Association and
     Affidavit of Officers, Certificate of Amendment filed January 16, 1963, in the Hawaii Department of Regulatory Agencies.

     (b)  Debt securities:  Not applicable.

(9)  VOTING TRUST AGREEMENT

     Hosoi Family Voting Trust Agreement dated December
     30, 1994, between Sadako Hosoi, as settlor, and Julie S. Shimonishi, as trustee, covering 160,250 shares owned by the Hosoi Family Limited
     Partnership. (5)

(10) MATERIAL CONTRACTS

        (i) Lease between the Company, as lessee, and Sadako Hosoi and Julie Sakaye Shimonishi, as trustees of the Herman S. Hosoi Trust, and Clifford Isamu Sadao Hosoi, Anne Ume
             Toyo Tamori and Julie Sakaye Shimonishi, as trustees under the
             Hosoi-Tamori-Shimonishi Trust, as lessor, dated as of July 10, 1990. (2)

       (ii)  Deed conveying the interest of the late
             Herman Hosoi to the Trustees of the Herman
             S. Hosoi Trust, dated February 27, 1978.

      (iii)  Profit-sharing Plan. (3)

       (iv)  Annuities. (3)

        (v)  Amendment to profit-sharing plan. (4)

[FN]

(1) Filed August 30, 1993, as an exhibit to the Annual Report on Form 10-KSB for the year ended May
31, 1993.

(2) Filed August 28, 1990, as an exhibit to the Annual Report on Form 10-K for the year ended May
31, 1990.

(3)  Filed August 30, 1984, as Exhibit 19 to the
Annual Report on Form 10-K for the year ended May
31, 1984.

(4)  Filed August 30, 1985, as Exhibit 19 to the
Annual Report on Form 10-K for the year ended May
31, 1985.

(5) Filed August 30, 1995, as an exhibit to this Annual Report on Form 10-KSB for the year ended
May 31, 1995.


(11)  STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS

         Not applicable.

(13)  ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR
      QUARTERLY REPORT TO SECURITY HOLDERS, FORM 10-Q
      OR QUARTERLY REPORT TO SECURITIES HOLDERS

         Not applicable.

(16)  LETTER ON CHANGE IN CERTIFYING ACCOUNTANTS

         Not applicable.

(18)  LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable.

(21)  SUBSIDIARIES OF THE REGISTRANT

         Garden Life Plan, Ltd., a Hawaii corporation, is 50 percent owned by the Company.

(22)  PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO
      TO VOTE OF SECURITY HOLDERS

         Not applicable.

(23)  CONSENTS OF EXPERTS AND COUNSEL

         Not applicable.

(24)  POWER OF ATTORNEY

         Not applicable.

(28)  INFORMATION FROM REPORTS TO STATE INSURANCE
      REGULATORY AUTHORITIES

         Not applicable.

(99)  ADDITIONAL EXHIBITS

         Not applicable.

B.  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K in the quarter ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Honolulu, Hawaii, August 29, 1997.
HOSOI GARDEN MORTUARY, INC.
By CLIFFORD HOSOI
      President

Pursuant to the requirements of the Securities
Exchange Act of 1934, this Form 10-KSB for the year ended May 31, 1997, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

RENE MANSHO                      Date:  August 29, 1997
Director and Chairperson
of the Board of Directors


CLIFFORD HOSOI                   Date:  August 29, 1997
Director, President and
Chief Executive Officer


RICHARD B. DOLE                  Date:  August 29, 1997
Director


SADAKO HOSOI                     Date:  August 29, 1997
Director


BERTON T.  KATO                  Date:  August 29, 1997
Director


ROBERT KUWAHARA                  Date:  August 29, 1997
Director


RICKY C. MANAYAN                 Date:  August 29, 1997
Director


JULIE S. SHIMONISHI              Date:  August 29, 1997
Director


ANNE T. TAMORI                   Date:  August 29, 1997
Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
     HOSOI GARDEN MORTUARY, INC.

We have audited the balance sheets of

HOSOI GARDEN MORTUARY, INC.

as of May 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden Life Plan, Ltd., (50% owned subsidiary accounted for by the equity method) for its years then ended May 31, 1997 and 1996, which accounts for 23.3% and 24.5% of total assets and 87.8% and 58.5% of net income in 1997 and 1996 respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's equity in the underlying net assets and its equity in the earnings of the subsidiary is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HOSOI GARDEN MORTUARY, INC. as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

ENDO & COMPANY
Honolulu, Hawaii
August 8, 1997

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEETS
_ _ _ _ _ _ _ _ _ _ _ _

May 31, 1997 and 1996

                                                                 1996 (As
                                                  1997           Restated)
A S S E T S

CURRENT ASSETS
Cash and cash equivalents (Notes 1 and 3)         $  776,095     $  710,978
Time certificate of deposit                                -        200,000
Securities available for sale, at market
 (Notes 1 and 4)                                     906,020        805,484
Accounts receivable, less allowance  of
 $69,724 and $63,923                                 303,102        325,749
Inventories (Note 1)                                 136,946        112,215
Prepaid expenses and others                           64,453         61,519
Deferred income taxes (Note 5)                       140,242        104,430

TOTAL CURRENT ASSETS                               2,326,858      2,320,375

INVESTMENTS
Garden Life Plan, Ltd. (Notes 1 and 2)             1,548,009      1,303,360
Cemetery plots                                         1,350          1,350
Securities held to maturity, at cost
 (Notes 1 and 4)                                   1,101,423         69,834

                                                   2,650,782      1,374,544

PROPERTY AND EQUIPMENT, at cost, less
accumulated depreciation (Notes 1 and 6)           1,551,948      1,586,954

OTHER ASSETS                                         125,184        127,960

     TOTAL ASSETS                                 $6,654,772     $5,409,833

L I A B I L I T I E S

CURRENT LIABILITIES
Accounts payable (Note 7)                         $  352,689     $  244,619
Accrued liabilities (Note 8)                         369,199        312,235
Income taxes payable (Note 9)                         76,716         35,703
Note payable                                             -              685

TOTAL CURRENT LIABILITIES                            798,604        593,242

DEFERRED INCOME TAXES (Note 5)                       123,751         92,234

S T O C K H O L D E R S '  E Q U I T Y

CAPITAL CONTRIBUTED (Note 10)
Common stock, par value $.20 per share;
authorized 3,625,000 shares, issued
2,187,140 shares                                     437,428        437,428
Less 186,095 and 143,925 reacquired shares           (37,439)       (29,005)

TOTAL CAPITAL CONTRIBUTED                            399,989        408,423

UNREALIZED GAINS ON SECURITIES
AVAILABLE-FOR-SALE, net of applicable
deferred income taxes (Notes 1 and 4)                 46,998         32,503

RETAINED EARNINGS                                  5,366,712      4,364,713

TREASURY STOCK, 223,785 shares, at cost
 (Note 10)                                           (81,282)       (81,282)

TOTAL STOCKHOLDERS' EQUITY                         5,732,417      4,724,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,654,772     $5,409,833

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


                                                  1997           1996 (As
                                                                 Restated)
Revenues
Sale of urns and other items                      $   782,467    $   806,791
Funeral services                                    2,087,770      1,933,075

Total revenues                                      2,870,237      2,739,866
Cost of sales and services                          2,100,481      2,023,851

Gross profit                                          769,756        716,015

Selling, general and administrative expenses
Salaries and wages                                    248,156        233,143
Profit sharing and pension fund contributions
  (Note 11)                                            64,122         65,916
Professional services                                 233,437        184,215
Taxes and license                                      27,930         25,687
Advertising                                            38,635         29,058
Others                                                111,362        105,302

Total selling, general and administrative
  expenses                                            723,642        643,321

Operating income                                       46,114         72,694

Other income (expenses)
Interest, dividends, and others (Note 13)             192,500        144,695
Interest and others                                    (1,001)       (12,240)

Total other income (expenses)                         191,499        132,455

Income before income taxes and equity in
  earnings of Garden Life Plan, Ltd.                  237,613        205,149

Income taxes (Note 9)                                  86,745         84,544

Income before equity in earnings of
  Garden Life Plan, Ltd.                              150,868        120,605

Equity in earnings of Garden Life Plan,
  Ltd., net of deferred taxes of
  $95,050 and $20,441 (Notes 2 and 5)               1,093,897        235,324

Net income                                        $ 1,244,765    $   355,929

Average number of shares common stock
  outstanding                                       1,797,907      1,828,809

Earnings per common share (Note 1)                $       .69    $       .19

Dividends per common share                        $      .045    $      .045

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENT OF RETAINED EARNINGS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


                                                                 1996 (As
                                                  1997           Restated)
Balance beginning of year, as
  previously reported                             $4,487,897     $4,240,377

Retroactive Rent, net of deferred taxes of
$68,035 and $34,017 (Note 16)                        (93,089)       (46,545)

Prior year income tax assessment (Note 16)           (30,094)       (30,094)

Balance beginning of year, as restated             4,364,714      4,163,738

Add:  Net income for the year                      1,244,765        355,929

Less:  Cash dividends paid,
         $.045 and $.045 per share                   (81,572)       (82,419)
       Common stock reacquired in excess
         of par value (Note 10)                     (161,195)       (72,535)

Balance end of year                               $5,366,712     $4,364,713

The accompanying Notes to Financial Statements are an integral part of this statement.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996

                                                                 1996 (As
                                                  1997           Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                        $1,244,765    $   355,929

Adjustments to reconcile net income to net
  cash and cash equivalents provided by
  operating activities:
Depreciation                                          63,343         67,198
Loss on write-off of assets                              479          7,853
Realized gain on sale of investment
  securities, net                                    (53,621)        (9,834)
Increase in allowance for doubtful accounts            5,801         19,436
Undistributed earnings of affiliate               (1,188,947)      (255,765)
Cash value of life insurance policies                  5,587         (5,140)
Deferred income taxes                                 60,646           (989)

(Increase) decrease in certain assets:
Accounts receivable                                   16,846        (37,636)
Income taxes receivable                                  -           54,246
Inventories                                          (24,731)          (908)
Prepaid expenses and others                           (2,934)         7,324
Other assets                                             -          (18,834)

(Decrease) increase in certain liabilities
Accounts payable                                     108,070        (62,044)
Accrued liabilities                                   56,964        100,279
Income taxes payable                                  41,013         11,881
Note payable                                            (685)           -
Decrease in deferred income taxes                    (75,468)           -

NET CASH PROVIDED BY OPERATING ACTIVITIES            257,128        232,996

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                   (28,816)      (107,501)
Purchase of time certificate of deposit                  -         (200,000)
Redemption of time certificate of deposit            200,000            -
Dividend from Garden Life Plan Ltd.                  944,298            -
Proceeds from sale of investment securities          683,126        229,363
Increase in investment securities                 (1,736,607)      (223,687)
Increase in cash value of life insurance policies     (2,811)           -

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                  59,190       (301,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of reacquired stocks                       (169,629)       (76,481)
Cash dividends paid                                  (81,572)       (82,419)

NET CASH USED IN FINANCING ACTIVITIES               (251,201)      (158,900)

NET INCREASE (DECREASE)                               65,117       (227,729)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       710,978        938,707

CASH AND CASH EQUIVALENTS AT END OF YEAR          $  776,095     $  710,978

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

Investment in Garden Life Plan, Ltd. - The Company accounts for its investment in Garden Life Plan, Ltd.
(50% owned Company) by the equity method. The equity in earnings of Garden Life Plan, Ltd. reflected on the statements of income includes the pro rata share of the earnings of Garden Life Plan, Ltd., net of income taxes applicable to such earnings, for its years ended
May 31, 1997 and 1996.

Inventories - Inventories of caskets and urns are stated at the lower of cost or market. Cost is determined substantially by the first-in, first-out method and market is based on replacement cost or realizable value.

Property and equipment - Land, buildings and equipment are carried at cost. Depreciation is computed using the declining-balance and straight-line methods.
Maintenance and repairs are charged to income as incurred. Major renewals and betterments are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts, the proceeds applied thereto, and any resulting gain or loss is reflected in income.

Compensated absences - Full-time employees of the Company are entitled to paid vacations and sick days.
Unused vacation and sick leave are reflected in accrued liabilities.

Earnings per common share - Earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding.

Revenue and cost recognition - Revenues from at-need funeral services and pre-need funeral plan services are recognized upon the completion of the final funeral ceremony. Revenues from at-need funeral services include professional service revenues which are included in FUNERAL SERVICES and sales of caskets, urns and other items which are included in SALE OF URNS AND
OTHER ITEMS. Revenues from pre-need services, which accounted for approximately 25.5% and 22.6% of funeral service revenues in 1997 and 1996, respectively, are accounted for in FUNERAL SERVICES since these plans are sold inclusive of the merchandise selected.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

Cost of sales and services includes all direct cost, including merchandise, labor and other related cost and indirect cost such as insurance, depreciation, supplies and indirect labor costs, related to the performance and completion of at-need and pre-need funeral services.

Advertising - The Company follows the policy of charging the costs of advertising to operations as incurred.

Income taxes - Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) 109, ACCOUNTING
FOR INCOME TAXES, these deferred taxes are measured by applying currently enacted tax laws.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.


(2) GARDEN LIFE PLAN, LTD.

Investment in Garden Life Plan, Ltd. represents the
Company's 50% share in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden
Life Plan, Ltd. (GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(2) GARDEN LIFE PLAN, LTD. (CONTINUED)

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited (Trust) to be held in trust. GLP is entitled to all earnings from funds held in trust which earnings amounted to $1,641,352 and $705,222 for the years ended May 31, 1997 and 1996, respectively. The assets of the Trust are not included in the financial statements of the Company nor GLP.

Effective June 1, 1996, the Trust began recording its investments at market value. Previously, the Trust recorded its investments at cost. The cumulative effect of this change as of June 1, 1996 was an increase in GLP's trust fund income receivable of $1,574,286 (net of deferred taxes of $964,885) and is reflected in GLP's net income of $2,377,893 as shown below.

Audited financial statements of this subsidiary as of May 31, 1997 and 1996 showed the following summarized financial position and results of operations.

                                             1997           1996

Total assets                                 $ 5,019,929    $ 2,991,958
Total liabilities                              1,923,917        385,243

Total stockholders' equity                   $ 3,096,012    $ 2,606,715

Total revenues                               $ 1,184,909    $   958,576

Operating income (loss)                      $   172,255    $  (136,244)

Other income                                 $ 1,641,352    $   707,774

Cumulative effect of change
in accounting principle                      $ 1,574,286    $       -

Net income                                   $ 2,377,893    $   511,530


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(2) GARDEN LIFE PLAN, LTD. (CONTINUED)

INVESTMENT IN GARDEN LIFE PLAN, LTD. as of May 31,
1997 and 1996 is accounted for as follows:

                                             1997           1996

Stockholders' equity of Garden Life
Plan, Ltd., beginning of the year            $ 3,096,012    $ 2,606,715

Equity ownership                                     50%            50%

                                               1,548,006      1,303,358

Rounding                                               3              2

Total investment in Garden Life Plan, Ltd.   $ 1,548,009    $ 1,303,360

(3) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                             1997           1996

Cash on hand                                 $     500      $   4,772
Checking accounts                              122,306         80,235
Savings accounts                               354,486        512,755
Certificate of deposit                         200,000            -
Short-term investments                          98,803        113,216

Total cash and cash equivalents              $ 776,095      $ 710,978


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(4) Investment securities

At May 31, 1997 and 1996, the Company held investments in the following types of securities:

                                   Gross          Gross
                    Amortized      Unrealized     Unrealized     Fair
                    Cost           Gain           Loss           Value
May 31, 1997

Available for sale
Equity securities   $   84,713     $  36,233      $   2,698      $  118,248
Mutual funds           740,181        50,630          3,039         787,772

                       824,894        86,863          5,737         906,020

Held to maturity
U.S. Treasury bills  1,101,423         5,103          4,226       1,102,300

     Totals         $1,926,317     $  91,966      $   9,963      $2,008,320

May 31, 1996

Available for sale
Equity securities   $   76,601     $  17,946      $   2,147      $   92,400
Mutual funds           672,781        43,241          2,938         713,084

                       749,382        61,187          5,085         805,484

Held to maturity
U.S. Treasury bills     69,834           -            3,864          65,970

     Totals         $  819,216     $  61,187      $   8,949      $  871,454

The maturities of all debt securities held at May 31, 1997 were:

                      Available for Sale             Held to Maturity
                    Amortized      Market         Amortized      Market
                    Cost           Value          Cost           Value

Within 1 year       $     -        $     -        $ 1,001,868   $ 1,006,971

After 1 year
through 5 years           -              -             99,555        95,329

After 5 years             -              -                -             -

                    $     -        $     -        $ 1,101,423   $ 1,102,300

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996



(4) Investment securities (continued)

During the year ended May 31, 1997, the Company sold
securities available for sale for    $683,126.  The net
gross realized gain of $53,621 is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

During the year ended May 31, 1996, the Company sold securities available for sale for $229,363. The net gross realized gain of $9,834 is reflected in earnings.
The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale during the years ended May 31, 1997 and 1996, and reported as a separate component of Stockholders' Equity are as follows:

                                             1997           1996
Unrealized holding gains, net of losses      $ 81,126       $  56,102

Deferred income tax on the net
unrealized holding gains                      (34,128)        (23,599)

                                             $ 46,998       $  32,503

(5) Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains or losses on securities for financial statements and the recognition of gains or losses when securities are sold for income tax purposes, the inclusion of the deferred earnings on an annuity for financial statements and the recognition of the earnings when received for tax purposes

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996



(5) Deferred income taxes (continued)

and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd.
above. Under the equity method the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividend.

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write off method for income tax purpose, the accrual of the retroactive rent for financial statements purposes and the recognition of the rent expense when paid for income tax purposes and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.


(6) Property and equipment

Property and equipment consist of:

                              1997           1996
Land                          $  517,040     $  517,040
Buildings                      1,262,530      1,262,530
Land improvements                 94,710         94,710
Equipment and vehicles           333,926        307,794

          Total cost           2,208,206      2,182,074

Accumulated depreciation         656,258        595,120

Net property and equipment    $1,551,948     $1,586,954


Aggregate depreciation charged to operations are as follows:

                              1997           1996
Cost of sales and services    $   57,709     $   54,105
Selling, general and
  administrative expenses          5,634         13,093

                              $   63,343     $   67,198

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(7) Funeral service deposits

Included in accounts payable is $32,564 of deposits made by eleven individuals that the Company has been collecting from since 1969 for future services or purchase of merchandise. The payable of $32,564, including interest of $24,539 accrued to May 31, 1997, approximates fair value.

In an agreement with the Professional and Vocational
Licensing Division of the State of Hawaii, Department of Commerce and Consumer Affairs (DCCA), the Company consented to a plan to either convert these funeral service deposits to a Garden Life Plan, Ltd.'s (GLP) pre-need funeral plan identical to the services and/or merchandise that the depositor originally contracted for or refund the deposit plus accrued interest. The agreement with the DCCA provides that the Company will provide the funds for any difference between the cost of a comparable GLP pre-need plan and the amount deposited with the Company.

As of May 31, 1997, twenty-seven plans have been converted to GLP pre-need plans. The difference between the cost of plans converted and the amount of the available deposit is reflected as a charge to operations. Eleven plans remain to be converted. No provision has been made for the cost of conversion of the remaining eleven plans because of the uncertainty of whether the holders of the deposits will elect to convert to a GLP pre-need plan or elect to receive a refund.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996



(8) Accrued liabilities


Accrued liabilities consist of the following:

                                                  1996 (As
                                   1997           Restated

Salaries and wages                 $   16,492     $   19,468
Bonus accrued                          10,000         20,000
Payroll and general excise taxes       12,222         13,920
Accrued rent payable (Note 16)        241,686        161,124
Profit sharing and money-purchase
  plan contributions (Note 12)         64,122         65,921
Vacation and sick leave                24,677         31,802

     Total accrued liabilities     $  369,199     $  312,235



(9) Income taxes

The provisions for income taxes consist of the following:

                                                  1996 (As
                                   1997           Restated

Current:
Federal                            $  104,734     $   89,629
State                                  16,415         16,344

                                      121,149       105,973

Deferred:
Federal                               (30,193)      (19,173)
State                                  (4,211)       (2,256)

                                      (34,404)      (21,429)

          Total                    $   86,745     $  84,544

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996



(9) Income taxes (continued)

A reconciliation of income taxes at the United States statutory rate, as a percentage of pretax income, to the effective tax rate is as follows:


                                                  1996 (As
                                        1997      Restated)

Federal income tax statutory rate       34.0%     34.0%

Benefit of graduated tax rates             -      (1.7)

State income tax, net of tax benefit     9.4       5.0

Others, net                             (6.9)      3.9

Effective tax rate                      36.5%     41.2%

(10) Reacquired shares

Capital Contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital. Purchases of 42,170 and 19,980 reacquired shares in 1997 and 1996, respectively, exceeded the balance of additional paid-in capital and a charge of $161,195 and $72,535 for 1997 and 1996, respectively, were made to Retained
Earnings for the excess of reacquired shares in excess of their par value.

The 223,785 shares reflected as Treasury Stock as of May 31, 1997 reflects the shares acquired before July
1, 1987.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(11) Retirement plans

The Company provides benefits to substantially all full-time employees with a defined contribution profit sharing plan and a money-purchase pension plan. Both plans are non-contributory plans.

The money-purchase pension plan was adopted on June 1, 1990 and provides benefits to employees after one year of service and upon completion of 1,000 hours of service each year. The required contribution under this plan is five-percent of compensation of all employees who qualify.

Contribution to the defined contribution profit sharing plan is discretionary up to a maximum of fifteen-percent of compensation of eligible employees after one year of service and upon completion of 1,000 hours of service each year.

Amounts charged against income for the retirement benefit plans are as follows:

                                   1997           1996
Profit sharing                     $ 37,000       $ 46,600
Money-purchase                       27,122         19,316

                                   $ 64,122       $ 65,916

(12) Lease

The Company leases the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts) which respectively owns a 13% and 12% interest in the land.
As a group, members of the Hosoi family own approximately 24.61% of the outstanding shares of the Company. The lease which was for a term of five years expired on May 31, 1994. In August 1997 terms for the lease, retroactive to June 1, 1994, were agreed to between the Company and the Trusts. The retroactive agreement provides for an annual lease rent of $312,498, including general excise. In addition, the Company is responsible for the payment of real property taxes on the share of the property owned by the Trust.
Total rental expense were $356,432 and $356,430 in 1997 and 1996, respectively.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(12) Lease (continued)

Future minimum lease payments under the lease at May 31, 1997 are:

To                       Amount
May 31, 1998             $   312,498
May 31, 1999                 312,498

Total minimum payments   $   624,996

On April 24, 1992, the Company entered into an operating lease for a hearse. The term of the lease is 60 months and will expire on August 21, 1997. The noncancellable operating lease requires monthly payments of $1,151. The lease agreement also requires that the Company pays all costs of operating the vehicle. Lease rent expense was $13,812 for 1997 and 1996.

The expected minimum lease payments required under the operating lease are as follows:

     May 31, 1998        $   2,302


(13) Other income

Other income consists of the following:

                                   1997           1996
Interest                           $  74,431      $  79,037
Capital gains and dividends           64,586         14,899
Parking                               39,597         45,070
Others                                13,886          5,689

         Total other income        $ 192,500      $ 144,695

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(14) Cash flow supplementary disclosure

Cash payments for interest and income taxes were as follows:

                         1997           1996

Interest                 $   2,559      $    670

Income taxes             $ 154,967      $ 53,217

The Company had a non cash transaction during the year ended May 31, 1997 consisting of the surrender of a life insurance policy on the life of the former
President for $64,317 which was used to purchase a policy for the Company's current President.


(15) Concentrations of credit risk of financial instruments

The Company's cash and cash equivalents are deposited with five local financial institutions. For the year ended May 31, 1997, the Company had deposits in two financial institutions in excess of the deposit insurance of $100,000. At May 31, 1997 and 1996, the
Company's uninsured cash balance total $419,221 and $617,302, respectively.

The Company performs funeral services for deaths occurring principally on the island of Oahu located in the State of Hawaii. In the normal course of business the Company extends unsecured credit to its customers.


(16) Prior year adjustments

In October 1996, an Internal Revenue Service examination for the year ended May 31, 1995 was settled. The settlement resulted in income tax assessments of $26,333 and $3,761 by the Internal
Revenue Service and the Hawaii State Tax
Collector, respectively, which is reflected as a adjustment to retained earnings.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1997 and 1996


(16) Prior year adjustments (continued)

The Company exercised it option to renew the lease on the portion of the land owned by the Herman S. Hosoi
Trust and Hosoi-Tamori-Shimonishi Trust as discussed in Note (13). As a result, retroactive rents for the fiscal years ended May 31, 1995 and 1996 has been reflected as a liability. The financial statements for the fiscal year ended May 31, 1996 has been restated to reflect the retroactive accrual, net of deferred taxes as follows:

                                   1997           1996
Rent accrual for May 31, 1995      $ 80,562       $ 80,562
Rent accrual for May 31, 1996        80,562            -

                                    161,124         80,562
Less deferred taxes                 (68,035)       (34,017)

                                   $ 93,089       $ 46,545

GARDEN LIFE PLAN, LTD.

Financial Statements and Supplemental Schedules for the
Years Ended May 31, 1997 and 1996 and Independent
Auditors' Report

GARDEN LIFE PLAN, LTD.

TABLE OF CONTENTS
MAY 31, 1997 AND 1996


                                                       Page
INDEPENDENT AUDITORS' REPORT                            1

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
MAY 31, 1997 AND 1996:

Balance Sheets                                          2

Statements of Income and Retained Earnings              3

Statements of Cash Flow                                 4

Notes to Financial Statements                           5-8

SUPPLEMENTAL SCHEDULES FOR THE YEARS ENDED
MAY 31, 1997 AND 1996

Supplemental Schedules of Selling Expenses              9

Supplemental Schedules of Administrative Expenses       9

INDEPENDENT AUDITORS' REPORT

Garden Life Plan, Ltd.:

We have audited the accompanying balance sheets of Garden Life Plan, Ltd. as of May 31, 1997 and 1996, and the related statements of income and retained earnings and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall, financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Garden Life Plan, Ltd. at May 31, 1997 and
1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. As described in Note 2 to the financial statements, in fiscal 1997, the Company changed its method of accounting for trust fund income.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
August 1, 1997

GARDEN LIFE PLAN, LTD.
BALANCE SHEETS
MAY 31, 1997 AND 1996
ASSETS                                            1997           1996
CASH                                              $   808,750    $   635,116
CERTIFICATE OF DEPOSIT - Restricted (Note 1)           50,000         50,000

ACCOUNTS AND CONTRACTS RECEIVABLE:
Installment contracts receivable, including
  amounts maturing after one year                   7,592,527      6,537,492
Less equity of trust fund in receivables
  (net of overpayments to the trust fund
   of $57,095 and $153,342)                        (6,896,797)    (5,824,312)

                                                      695,730        713,180
Less allowance for cancellations                      (63,000)       (62,000)

                                                      632,730        651,180
Trust fund income receivable (Note 2)               3,453,552      1,380,343

Total accounts and contracts receivable             4,086,282      2,031,523

INCOME TAXES RECEIVABLE                                38,271

DEFERRED INCOME TAXES (Note 4)                                       240,050

EQUIPMENT - Net of accumulated
  depreciation of $44,584 and $29,863                  36,626         35,269

TOTAL                                             $ 5,019,929    $ 2,991,958


LIABILITIES AND
STOCKHOLDERS' EQUITY                              1997           1996

LIABILITIES:
Accounts payable and accrued liabilities          $   186,463    $   177,349
Due to trust fund                                     332,704
Outstanding funeral service coupons (Note 5)          114,750        120,000
Income taxes payable                                                  87,894
Deferred income taxes (Note 4)                      1,290,000
Total Liabilities                                   1,923,917        385,243

STOCKHOLDERS' EQUITY:
Capital stock, authorized, issued and
  outstanding, 1,000 shares of no par value             1,000          1,000
Retained Earnings                                   3,095,012      2,605,715

Stockholders' equity                              $ 3,096,012    $ 2,606,715

TOTAL                                             $ 5,019,929    $ 2,991,958

See notes to financial statements.

GARDEN LIFE PLAN, LTD.
STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED MAY 31, 1997 AND 1996
                                                  1997           1996
REVENUE:
Income from pre-need funeral plan sales           $ 1,203,895    $ 1,236,455
Less provision for cancellations                      (18,986)        (7,200)

Total revenue                                       1,184,909        958,576

SELLING AND ADMINISTRATIVE EXPENSES:
Selling                                               619,036        494,259
Administrative  (Note 5)                              393,618        600,561


Total selling and administrative expenses           1,012,654      1,094,820

OPERATING INCOME (LOSS)                               172,225       (136,244)

OTHER INCOME:
Trust fund income                                   1,641,352        705,222
Other - net                                               -            2,552

INCOME BEFORE INCOME TAXES                          1,813,607        571,530

INCOME TAXES (Note 4):
Current                                               444,835        300,050
Deferred                                              565,165       (240,050)

Total income taxes                                  1,010,000         60,000

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                             803,607        511,530

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (Note 2)                                1,574,286

NET INCOME                                          2,377,893        511,530

DIVIDENDS PAID                                     (1,888,596)

RETAINED EARNINGS, BEGINNING OF YEAR                2,605,715      2,094,185

RETAINED EARNINGS, END OF YEAR                    $ 3,095,012    $ 2,605,715

See notes to financial statements.

GARDEN LIFE PLAN, LTD.
STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997 AND 1996
                                                  1996           1995
OPERATING ACTIVITIES:
Net income                                        $ 2,377,893    $  511,530
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effect of change in accounting
    principle (Note 2)                             (1,574,286)
  Depreciation                                         14,721        10,478
  Deferred income taxes                               565,165      (240,050)

  Changes in assets and liabilities:
    Contracts receivable - net                         18,450       128,864
    Trust fund income receivable                      465,962        90,718
    Accounts payable and accrued liabilities            9,114        21,942
    Due to trust fund                                 332,704      (272,742)
    Outstanding funeral service coupons                (5,250)      120,000
    Income taxes payable/receivable                  (126,165)       81,451

Net cash provided by operating activities           2,078,308       452,191

INVESTING ACTIVITY - Equipment purchases              (16,078)       (8,708)

FINANCING ACTIVITY - Payment of dividends          (1,888,596)          -

NET INCREASE IN CASH                                  173,634       443,483

CASH, BEGINNING OF YEAR                               635,116       191,633

CASH, END OF YEAR                                 $   808,750    $  635,116


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for income taxes        $   571,000    $  219,000

See notes to financial statements.

GARDEN LIFE PLAN, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Garden Life Plan, Ltd. (the "Company") is owned by Hawaiian Memorial Park Cemetery ("HMPC") and Hosoi Garden Mortuary, Inc. ("Hosoi"). Each company owns 50% of Garden Life Plan, Ltd.

BUSINESS - The Company is a sales organization that sells pre-need mortuary services. Approximately 25% of each sales contract is paid in cash and the remainder is paid under an installment contract over varying terms but usually 60 months. The first 30% of each contract is earned and recorded as revenue by the Company. This amount is used to cover the Company's initial "acquisition costs" (i.e., sales commissions and administrative costs) and is not refundable to customers under the terms of the contract. The remaining 70% is collected by the Company and paid to Garden Life Funeral Plan Trust (Trust), a trust administered by Hawaiian Trust Company, Limited.

If a contract owner dies before the contract is fully paid, his or her estate must pay the balance of the contract.

When a contract owner dies, Hosoi provides the mortuary services and the Trust pays Hosoi for the contract services at prices stipulated in the original contract (70% of the contract price). Such payments are made from Trust principal. Hosoi absorbs any difference between the actual costs to perform the contracted services and the amounts received from the Trust under the terms of the contract. Trust earnings are payable to the Company and are recorded as income as earned. Many of the Trust investments are tax exempt and, accordingly, certain earnings recorded by the Company are tax exempt.

REVENUE RECOGNITION - Revenue from pre-need funeral plan sales is recognized at the date of the sale of the contract.

CERTIFICATE OF DEPOSIT - RESTRICTED - The certificate of deposit is held by the State of Hawaii as collateral for insurance purposes, as an alternative to the Company obtaining a surety bond.

EQUIPMENT - Equipment consists primarily of computer equipment and software. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

INCOME TAXES - Income tax expense includes federal and Hawaii income taxes. Deferred income taxes are provided for significant temporary differences, if any, between the financial statement and income tax bases for assets and liabilities.

ALLOCATION OF EXPENSES - HMPC charges the Company a management fee to cover allocated facilities and personnel costs.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.


2. THE TRUST

As the Company collects on its pre-need funeral plans sales, it is obligated to pay amounts collected in excess of the first 30% of the original contract price to the Trust. To ensure that these funds will be available when the funeral services are performed by Hosoi, the market value of the Trust assets must equal or exceed the prospective obligation of the Trust. The market value of the Trust assets exceeded this contractual obligation by approximately $3,450,000 and $3,900,000 at May 31, 1997 and 1996, respectively.

Information relating to Trust investments, obligations and earnings at May 31, 1997 and 1996 follows:

                                   1997                    1996
                                         Market                   Market
INVESTMENTS                  Cost        Value        Cost        Value
Hawaiian Tax-Free Trust      $ 6,081,470 $ 6,149,598  $ 5,679,143 $ 5,667,222
HTCO Income Stock Fund         1,267,931   4,360,269    2,386,013   4,555,561
Pacific Capital Diversified
  Fixed Income Fund            3,475,000   3,481,670
HTCO International Fund          190,700     209,681      190,700     195,680
Tax-Free Securities Fund                                3,704,165   4,080,729
Cash                             793,770     793,770      292,575     292,575

Total - Trust Net Assets     $11,808,871 $14,994,988  $12,252,596 $14,791,767

Effective June 1, 1996, the Trust began recording its investments at market value. Previously, the Trust recorded its investments at cost. The cumulative effect of this change as of June 1, 1996 was an increase in the trust fund income receivable of $1,574,286 (net of deferred taxes of $964,885) and is shown as a "cumulative effect of change in accounting principle" in the fiscal 1997 statement of income and retained earnings.

The contractual obligation of the Trust to fund pre-need funeral plans approximated $11,500,000 and $10,900,000 at May 31, 1997 and 1996, respectively.
Trust income to be distributed to the Company amounted to $3,453,552 at May 31, 1997.

The weighted average rate of earnings (including unrealized gains and losses) on Trust assets approximated 11% and 10% for the years ended May 31, 1997 and 1996, respectively.

The timing of distribution of the Company's trust income receivable is generally dependent upon the market value of the Trust assets in relation to obligations.

The State of Hawaii requires that an annual actuarial study be performed on the Trust to determine if Trust principal along with anticipated future earnings are sufficient to meet the future liability to plan purchasers. Results of the study performed as of June
30, 1996 indicate that the value of the fund exceeds the present value of future claims. The actuarial study as of May 31, 1997 is not yet available.
However, it is management's opinion that the value of the fund at May 31, 1997 is sufficient to meet the future liability to plan purchasers.

3. RELATED PARTY TRANSACTIONS

Hosoi is the sole servicing mortuary. Payments made for services rendered on contracts are made directly to Hosoi by the Trust and are not reflected in these financial statements.

The management fee paid to HMPC was $174,000 for the years ended May 31, 1997 and 1996.


4. INCOME TAXES

A reconciliation between the income tax provision and the amount computed using the statutory federal rate of 34% follows:

                                            1996                 1995
                                     Amount      Percent  Amount      Percent
Federal provision at statutory       $  616,626  34.0%    $  194,320  34.0%

Adjusted for:
  State income taxes                    (22,630) (1.2)       (18,505) (3.2)
  Dividend received deduction           (20,541) (1.1)       (24,949) (4.4)
  Reversal of prior years' valuation
    allowance relating to alternative
    minimum tax                             -               (130,813)(22.9)
  Adjustments to prior years' accruals
    relating to trust income reporting  353,343  19.4            -
  Other                                  16,642   0.9        (14,481) (2.5)

Provision for federal taxes             943,440  52.0          5,572   1.0
Provision for state taxes                66,560   3.7         54,428   9.5

Total income tax provision           $1,010,000  55.7%    $   60,000  10.5%

The temporary differences which gave rise to significant portions of deferred taxes at May 31, 1997 and 1996 were adjustments for a change in accounting method, reserve for cancellations, timing differences between book and tax recognition of trust income, and funeral service coupons.

The deferred tax assets and liabilities at May 31, 1997 and 1996 were as follows:

                                   1997           1996
Deferred tax assets                $   455,475    $  559,640
Deferred tax liabilities            (1,745,475)     (319,590)

Net                                $(1,290,000)   $  240,050


5.  COMPENSATION OF CHARTER MEMBERS

In October 1995, the Company's Board of Directors moved to compensate its charter members, for relinquishing their status as charter members with a final distribution consisting of an option to receive either $250 in cash or a $500 coupon for future funeral services. Charter members are the original customers of the Company, who had received payments from the Company in prior years at the discretion of the Board of Directors. The option expired February 29, 1996, at which time all charter members who had not exercised the $250 cash option were mailed the $500 coupon for future funeral services. The Company will pay the servicing mortuary (Hosoi) for such services upon the death of the charter member and the receipt of the issued coupon.
In fiscal 1996, the Company accrued in administrative expenses the $210,500 estimated cost of the option, including cash payments of $90,500 and $120,000 representing the estimated net present value of the future payments on coupons outstanding. At May 31, 1997, the net present value of future payments on coupons outstanding approximated
$114,750.


GARDEN LIFE PLAN, LTD.


SUPPLEMENTAL SCHEDULES OF SELLING EXPENSES
YEARS ENDED MAY 31, 1997 AND 1996
                                        1997           1996
Commissions and bonuses                 $  569,473     $ 452,304
Payroll taxes                               45,908        36,708
Insurance                                    2,144         1,734
Travel and entertainment                     1,511         3,149
Miscellaneous                                                364

TOTAL                                   $  619,036     $ 494,259


SUPPLEMENTAL SCHEDULES OF ADMINISTRATIVE EXPENSES
YEARS ENDED MAY 31, 1997 AND 1996
                                        1997           1996
Management fee                          $174,000       $174,000
General excise tax                        70,253         62,648
Professional services                     57,809         62,196
Directors' fees                           32,500         36,000
Salaries and wages                        22,151         25,745
Depreciation                              14,721         10,478
Supplies                                   9,062          7,180
Payroll taxes                              2,653          2,809
Compensation to charter members                         210,500
Miscellaneous                             10,469          9,005

TOTAL                                   $393,618       $600,561

GARDEN LIFE FUNERAL PLAN TRUST

STATEMENTS OF ASSETS AND TRUST EQUITY (MODIFIED CASH
BASIS) AS OF MAY 31, 1997 AND 1996, SUPPLEMENTAL
SCHEDULE (MODIFIED CASH BASIS) FOR THE YEAR ENDED
MAY 31, 1997 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Garden Life Funeral Plan Trust:

We have audited the accompanying statements of assets and trust equity (modified cash basis) of Garden Life Funeral Plan Trust as of May 31, 1997 and
1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and trust equity of Garden Life Funeral Plan Trust as of May 31, 1997 and 1996, on the basis of accounting described in Note 1.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of trust fund deposits and withdrawals (modified cash basis) for the year ended May 31, 1997 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The schedule is the responsibility of the Trust's management. Such supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
July 23, 1996

GARDEN LIFE FUNERAL PLAN TRUST

STATEMENTS OF ASSETS AND TRUST EQUITY (MODIFIED CASH
BASIS) MAY 31, 1997 AND 1996
                                                     1997           1996
ASSETS

INVESTMENTS, AT MARKET (Note 1):

Hawaiian Tax-Free Trust
  (cost of $6,081,470 and $5,679,143)                $ 6,149,598    $ 5,667,222
HTCO Income Stock Fund
  (cost of $1,267,931 and $2,386,013)                  4,360,269      4,555,561
Pacific Capital Diversified Fixed Income Fund
  (cost of $3,475,000)                                 3,481,670
HTCO International Fund
  (cost of $190,700)                                     209,681        195,680
Tax-Free Securities Fund
  (cost of $3,704,165)                                                4,080,729

CASH INVESTMENTS (Note 2)                                793,770        292,575

TOTAL ASSETS                                         $14,994,988    $14,791,767


TRUST EQUITY  (Note 4)                               $14,994,988    $14,791,767

 See notes to financial statements.

GARDEN LIFE FUNERAL PLAN TRUST

NOTES TO FINANCIAL STATEMENTS
MAY 31, 1997 AND 1996

1. SUMMARY OF BUSINESS AND ACCOUNTING POLICIES

Garden Life Funeral Plan Trust (the "Trust") was established by Garden Life Plan, Limited, with
Hawaiian Trust Company, Limited as trustee, to comply with Chapter 441 of the Hawaii Revised Statutes which requires every pre-need funeral licensee (Garden Life
Plan, Limited, the "Licensee") to set up and maintain one or more trusts to hold, administer, invest, and distribute pre-need funeral service funds. Such funds are held in trust for the contract owner or "trustor" to pay for his or her contracted funeral services upon death.

BASIS OF ACCOUNTING - The statement of assets and trust equity is prepared on the modified cash basis, except that investment funds are stated at market value, which have been determined by Hawaiian Trust Company, Ltd. based on the closing market prices of the underlying portfolio at year end. Certain revenue and the related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred. Accordingly, the accompanying financial statements are not intended to present financial position in conformity with generally accepted accounting principles.

CHANGE IN ACCOUNTING METHOD - In fiscal 1997, the basis of accounting for investments was retroactively changed to fair market value from cost. The effect of the change was to increase the carrying value of net assets by $2,539,171 at May 31, 1996.

OPERATION OF TRUST - The Licensee, after recovery of
30% of the pre-need funeral service contract price, is required to deposit all subsequent contract price receipts in the Trust. The income from investments of the Trust is to be distributed to the Licensee.
The principal amount deposited should not be diminished or withdrawn except in payment of the funeral services contracted for or unless reclaimed by the trustor if the contract is canceled.


2. CASH

Cash represents cash deposited in the trustee's cash management funds.


3. INCOME TAXES
Investment income, net of Trust expenses, is to be distributed to the Licensee. Accordingly, income taxes are an obligation of the Licensee and are not reflected in the accompanying financial statements.

4. TRUST EQUITY

At May 31, 1997 and 1996, the Trust equity consisted of:

                                                1997           1996
Income from the Trust to be distributed to
   the Licensee in the future                   $ 3,453,552    $ 3,919,514
Cumulative deposits - net of withdrawals for
   funeral services and cancellations            11,541,436     10,872,253

                                                $14,994,988    $14,791,767

GARDEN LIFE FUNERAL PLAN TRUST

SUPPLEMENTAL SCHEDULE OF TRUST FUND DEPOSITS AND
WITHDRAWALS (MODIFIED CASH BASIS)
YEAR ENDED MAY 31, 1997

The following is a summary of the principal deposits to the Trust and withdrawals from the Trust for the year ended May 31, 1997:

Cumulative deposits at beginning of year - net of
  withdrawals for funeral services and cancellations      $ 10,872,253
Principal deposits received for the year                     1,230,559
Less withdrawals for funeral services and
  cancellations for the year                                  (561,376)

Cumulative deposits at end of year - net of
  withdrawals funeral services and cancellations            11,541,436


The following is a summary of principal amounts received by the Licensee and principal deposits made to the Trust for the year ended May 31, 1997:

                                      Principal           Principal
                                      Receipts by         Deposits
                                      the Licensee        to Trust
June 1996                             $   123,548         $   117,340
July                                      141,564             120,212
August                                    107,890             210,426
September                                 105,407              52,933
October                                   153,223
November                                  119,179             144,704
December                                  121,343              60,295
January 1997                              153,640
February                                  149,639             223,637
March                                     151,373             149,639
April                                     184,658             151,373
May                                       148,046

Total                                 $ 1,659,510         $ 1,230,559

Principal deposits to the Trust at May 31, 1996 were overpaid by $153,342. The Licensee reduced deposits from September 1996 to January 1997 by $96,247 of the overpaid amount. The remaining overpaid amount of $57,095 will be used to reduce deposits in fiscal 1998.
The principal due the Trust at May 31, 1997 of $332,704 was subsequently paid to the Trust by the Licensee in June and July 1997.

                       -5-