Form 10QSB
period 1997-08-31
HOSOI GARDEN MORTUARY INC
filed 1997-10-15
CIK 48544

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997

                                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

  30 North Kukui Street
  (Corner of Nuuanu Avenue
   and Kukui Street)
   Honolulu, Hawaii                                            96817

Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code           (808)   538-3877

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

                    1,768,038 shares of Common Stock
                     Outstanding at August 31, 1997

                   HOSOI GARDEN MORTUARY, INC.
                   _ _ _ _ _ _ _ _ _ _ _ _ _ _


                            CONTENTS
                            _ _ _ _

[CAPTION]
                                                                     Pages
[S]                                                                  [C]
DISCLAIMER OF OPINION                                                  1

PART I - Financial Information

  Item 1.Financial Statements

    Balance Sheet                                                      2

    Statements of Income                                               3

    Statements of Cash Flows                                           4

    Notes                                                            5 - 9

  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10

PART II -  Other Information                                           11

SIGNATURES                                                             12

                      DISCLAIMER OF OPINION
                      _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors

  Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of August 31, 1997, and the related statements of income and cash flows for the three months ended August 31, 1997 and 1996 were not audited by us and accordingly we do not express an opinion on them.



October 10, 1997

ENDO & COMPANY
Honolulu, Hawaii

                      HOSOI GARDEN MORTUARY, INC.

                            BALANCE SHEET
                            _ _ _ _ _ _ _

                           August 31, 1997
[CAPTION]
                            A S S E T S
[S]                                                              [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                             $   651,767
  Securities available for sale, at market (Note 2)                  935,731
  Accounts receivable, less allowance for doubtful
   accounts of $69,904                                               279,389
  Income taxes receivable                                             16,878
  Inventories                                                         99,659
  Prepaid expenses and others                                        100,733
  Deferred income taxes (Note 4)                                     136,474
                                                                  ----------
      TOTAL CURRENT ASSETS                                         2,220,631
                                                                  ----------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                  1,719,181
  Cemetery plots                                                       1,350
  Securities held to maturity, at cost (Note 2)                    1,114,486
                                                                  ----------
                                                                   2,835,017
                                                                  ----------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                      1,546,971
                                                                  ----------
OTHER ASSETS                                                         127,610
                                                                  ----------
    TOTAL ASSETS                                                  $6,730,229
                                                                  ==========
[CAPTION]
                          L I A B I L I T I E S
[S]                                                              [C]
CURRENT LIABILITIES
  Accounts payable                                               $   297,541
  Accrued liabilities                                                386,507
                                                                 -----------
      TOTAL CURRENT LIABILITIES                                      684,048
                                                                 -----------
DEFERRED INCOME TAXES (Note 4)                                       155,732
                                                                 -----------
[CAPTION]
              S T O C K H O L D E R S'  E Q U I T Y
[S]                                                              [C]
CAPITAL CONTRIBUTED (Note 7)
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                         437,428
  Less 195,317 reacquired shares                                     (39,283)
                                                                  ----------
      TOTAL CAPITAL CONTRIBUTED                                      398,145

RETAINED EARNINGS                                                  5,501,384

NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
 net of applicable deferred income taxes  (Note 2)                    72,202

TREASURY STOCK, 223,785 shares, at cost (Note 7)                     (81,282)
                                                                  ----------
    TOTAL STOCKHOLDERS' EQUITY                                     5,890,449
                                                                  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $6,730,229
                                                                  ==========
[FN]
       See the accompanying Notes to Financial Statements
                           (Unaudited)

                   HOSOI GARDEN MORTUARY, INC.

                      STATEMENTS OF INCOME
                      _ _ _ _ _ _ _ _ _ _

           Three Months Ended August 31, 1997 and 1996

[CAPTION]

                                                                  1996 (As
                                                    1997          Restated)
                                                 -----------    ------------
[S]                                              [C]            [C]
NET SALES AND SERVICES                           $   647,905    $   788,380

COST OF SALES AND SERVICES                           503,849        490,478
                                                 -----------    -----------
    GROSS PROFIT                                     144,056        297,902

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         165,141        128,288
                                                 -----------    -----------
    OPERATING  INCOME (LOSS)                         (21,085)       169,614

OTHER INCOME (EXPENSE)
  Parking, dividends, interest and miscellaneous
   income                                             40,748         87,741
  Interest                                              -              (697)
                                                 -----------     ----------
    INCOME BEFORE INCOME TAXES AND EQUITY
     IN EARNINGS OF GARDEN LIFE PLAN, LTD.            19,663        256,658

INCOME TAXES (Note 5)                                  7,439         94,906
                                                 -----------     ----------
    INCOME BEFORE EQUITY IN EARNINGS
     OF GARDEN LIFE PLAN, LTD.                        12,224        161,752

EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.,
 net of deferred income taxes of $13,680 and
 $5,231  (Note 3)                                    157,492         60,231
                                                 -----------     ----------
    NET INCOME                                     $ 169,716    $   221,983
                                                 ===========    ===========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(Note 6)                                           1,770,805      1,814,555
                                                 ===========    ===========
EARNINGS PER COMMON SHARE (Note 6)               $       .10    $       .12
                                                 ===========    ===========
[FN]
       See the accompanying Notes to Financial Statements
                           (Unaudited)
                                3

                  HOSOI GARDEN MORTUARY, INC.

                    STATEMENTS OF CASH FLOWS
                    _ _ _ _ _ _ _ _ _ _ _ _

           Three Months Ended August 31, 1997 and 1996


[CAPTION]
                                                        1997         1996
                                                     ----------    ---------
[S]                                                  [C]           [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  169,716    $ 221,983
  Adjustment to reconcile net income to net cash
   provided by (used in) operations
    Depreciation                                         14,848       19,257
    Gain on sale of securities                           (9,707)     (47,800)
    Undistributed earnings of affiliate                (171,172)     (65,462)
    Deferred income taxes                                17,449       (5,231)
 (Increase) decrease in certain assets
    Accounts receivable                                  23,713      (19,406)
    Income tax receivable                               (16,878)               -
    Inventories                                          37,287      (46,283)
    Prepaid expenses and others                         (36,280)     (40,220)
    Cash value of life insurance policies                   385       (1,079)
 (Decrease) increase in certain liabilities
    Accounts payable                                    (55,148)      36,233
    Accrued liabilities                                  17,308      (21,757)
    Income taxes payable                                (76,716)      70,606
                                                     ----------    ---------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                          (85,195)     100,841
                                                     ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (9,871)        -
  Increase in securities                             (1,048,111)    (518,618)
  Proceeds from sale of securities                    1,058,548      455,578
  Payment of premiums on life insurance policies         (2,811)        -
                                                     ----------    ---------
         NET CASH USED IN INVESTING ACTIVITIES           (2,245)     (63,040)
                                                     ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES-Shares
 reacquired                                             (36,888)     (54,500)
                                                     ----------    ---------
         NET DECREASE IN CASH                          (124,328)     (16,699)

CASH AT BEGINNING OF PERIOD                             776,095      710,978
                                                     ----------    ---------
CASH AT END OF PERIOD                                $  651,767    $ 694,279
                                                     ==========    =========
[FN]

       See the accompanying Notes to Financial Statements
                           (Unaudited)

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ __

                    August 31, 1997 and 1996



(1) Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


(2) Investment securities

At August 31, 1997, the Company held investments in the following types of securities:

[CAPTION]

                                           Gross       Gross
                          Amortized     Unrealized   Unrealized     Fair
                           Cost          Gain           Loss        Value
                         ----------     ----------   ----------   -----------
[S]                      [C]           [C]            [C]         [C]
  Available for sale
   Equity securities     $   75,939    $    42,055    $     736   $   117,258
   Mutual funds             735,162         84,050          739       818,473
                         ----------    -----------    ---------   -----------
                            811,101        126,105        1,475       935,731

  Held to maturity
   U.S. Treasury bills    1,114,486            241        4,188     1,110,539
                        -----------    -----------    ---------    ----------
       Total             $1,925,587    $   126,346    $   5,663    $2,046,270
                        ===========    ===========    =========    ==========

The maturities for all debt securities held at August 31, 1997 were:
[CAPTION]

                          Available for Sale        Held to Maturity
                       ----------------------    ---------------------------
                          Amortized    Market     Amortized      Market
                            Cost       Value       Cost          Value
                       ------------   -------    ------------    -----------
[S]                    [C]            [C]         [C]            [C]
  Within 1 year        $      -       $    -      $ 1,014,931    $ 1,014,688

  After 1 year
   through 5 years            -            -           99,555         95,851

  After 5 years               -            -             -              -
                       -----------    -------     -----------   ------------
                       $      -       $    -      $ 1,114,486   $  1,110,539
                       ===========    =======     ===========   ============
[FN]

                           (Unaudited)
                                5

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    August 31, 1997 and 1996


(2) Investment securities (continued)

The Company sold securities available for sale and held to maturity for $1,058,548 and $455,578 in 1997 and 1996, respectively. The net realized gain of $9,707 and $47,800 in 1997 and 1996, respectively, is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of August 31, 1997, and reported as a separate component of Stockholder's Equity are as follows:

[CAPTION]

                                                                    1997
                                                                 -----------
      [S]                                                        [C]
      Unrealized holding gains, net of losses                    $   124,630

      Deferred income tax on net unrealized holding gains            (52,428)
                                                                 -----------
                                                                 $    72,202
                                                                 ===========
(3) Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd. (GLP), a Hawaii corporation engaged in the sales of pre-need funeral Plans which are serviced solely by Hosoi Garden Mortuary, Inc.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. GLP is entitled to all earnings from funds held in trust which amounted to $1,641,352 and $705,222 for the years ended May 31, 1997 and 1996, respectively, and is reflected in Other Income. Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor GLP.

Effective June 1, 1996, the Trust began recording its investments at market
value.   Previously, the Trust recorded its investments at cost.   The
cumulative effect of this change as of June 1, 1996 was an increase in GLP's trust fund income receivable of $1,574,286, net of deferred income taxes of $964,885 and is reflected in GLP's net income of $2,377,893 as shown below.

[FN]
                           (Unaudited)
                                6

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    August 31, 1997 and 1996



(3) Garden Life Plan, Ltd. (Continued)

Audited financial statements of this subsidiary as of May 31, 1997 and 1996 reflected the following summarized financial position and results of operations:

[CAPTION]
                                             1997             1996
                                          -----------      -----------
   [S]                                    [C]              [C]
   Total assets                           $ 5,019,929      $ 2,991,958
   Total liabilities                        1,923,917          385,243
                                          -----------      -----------
       Total stockholders' equity         $ 3,096,012      $ 2,606,715
                                          ===========      ===========
   Total revenues                         $ 1,184,909      $   958,576
                                          ===========      ===========
   Operating (loss)  income               $   172,255      $  (136,244)
                                          ===========      ===========
   Other income                           $ 1,641,352      $   707,774
                                          ===========      ===========
   Cumulative effect of change in
    accounting principle                  $ 1,574,286      $      -
                                          ===========      ===========
   Net income                             $ 2,377,893      $   511,539
                                          ===========      ===========

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months ended August 31, 1997 and 1996.

Investment in Garden Life Plan, Ltd. as of August 31, 1997 is accounted for as follows:

   [S]                                                    [C]
   Stockholders' equity at August 31, 1997 per Garden
    Life Plan, Ltd.'s balance sheet                       $ 3,438,362
         Equity Ownership                                          50%
                                                          -----------

  Total investment in Garden Life Plan, Ltd.              $ 1,719,181
                                                          ===========

(4)Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses on securities for financial statement and recognition of gains or losses when securities are sold for income tax purposes, the inclusion of the derrerred
[FN]

                           (Unaudited)

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    August 31, 1997 and 1996



(4)Deferred income taxes (continued)

earnings on an annuity for financial statements and the recognition of the earnings when received for tax purposes and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividend.

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

At August 31, 1997 the Company's retained earnings included approximately $1,719,181 of undistributed earnings of Garden Life Plan, Ltd.


(5) Income taxes

The provision for income taxes consists of the following:

[CAPTION]

                                                1997        1996
                                              ---------     ---------
        [S]                                   [C]           [C]
        Federal:
         Current                              $   3,218     $  82,297
         Deferred                                 4,980          -
                                              ---------     ---------
                                                  8,198        82,297
                                              ---------     ---------
        State:
         Current                                    453        12,609
         Deferred                                (1,212)         -
                                              ---------     ---------
                                                   (759)       12,609
                                              ---------     ---------
             Total                            $   7,439     $  94,906
                                              =========     =========

(6) Earnings per share

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,770,805 for 1997 and 1,814,555 for 1996.

[FN]

                           (Unaudited)
                                8

                  HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    August 31, 1997 and 1996



(7) Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of August 31, 1996 reflects shares acquired before July 1, 1987.

[FN]

                           (Unaudited)

                     HOSOI GARDEN MORTUARY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 1997

The working capital and working capital ratio at August 31, 1997 reflected strong liquidity as follows:

    [S]                                     [C]
    Working capital                         $ 1,536,583
    Working capital ratio                     3.2:1


Changes in results of operations

Net Sales and Services - Net sales and service in 1997 decreased by 17.8% over 1996. The decrease resulted principally from the decrease in the number of services performed.

Cost of Sales and Services - Cost of sales and services as a percent of net sales increase to 77.8% from 62.2% for the three-months ended August 31, 1997 over 1996. The increase is due to a decrease of 17.8% in revenues and an increase in the cost of urns and caskets, rent expense and salaries and wages.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales, increased from 16.3% to 25.5% for the three-months ended August 31, 1997 over 1996. The increase resulted from increases in professional fees and salaries and wages.

Income Taxes - The effective income tax rate is 39.0% for 1996 and 37.8% for 1997.

Other Income (Expense) - Other income as a percent of net sales and services decreased to 6.2% in 1997 from 11.1% in 1996. The decrease resulted primarily from a decrease in gains on sale of securities and a non-recurring reimbursement from a former employee for expenses previously advanced.

[FN]

                  HOSOI GARDEN MORTUARY, INC.

                   PART II - OTHER INFORMATION
                   _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    August 31, 1997 and 1996



Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three-months ended August 31, 1997.


[FN]

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.



                                        HOSOI GARDEN MORTUARY, INC.
                                        ----------------------------
                                         (Small business issuer)



 Date   October 13, 1997                      Clifford Hosoi
                                        --------------------------
                                         Clifford Hosoi, President


 Date   October 13, 1997                       Keith Numazu
                                        --------------------------
                                          Keith Numazu, Treasurer

[FN]
                             12

                       EXHIBIT INDEX
                       -------------

EXHIBIT
   NO.                 DESCRIPTION
-------                -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.