Form 10QSB
period 1997-11-30
HOSOI GARDEN MORTUARY INC
filed 1998-02-11
CIK 48544

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997

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

  30 North Kukui Street
  (Corner of Nuuanu Avenue
   and Kukui Street)
   Honolulu, Hawaii                                          96817

(Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number)                            (808) 538 - 3877

                              N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
                  Yes  XX           No

                    1,747,043 shares of Common Stock
                    Outstanding at November 30, 1997

                   HOSOI GARDEN MORTUARY, INC.
                   _ _ _ _ _ _ _ _ _ _ _ _ _ _


                             CONTENTS
                             _ _ _ _
[CAPTION]
                                                                   Pages
[S]                                                                [C]
DISCLAIMER OF OPINION                                                1

PART I -  Financial Information

 Item 1. Financial Statements

   Balance Sheet                                                     2

   Statements of Income                                              3

   Statements of Cash Flows                                          4

   Notes to Financial Statements                                   5 - 9

Item 2. Management's Discussions and Analysis of Financial
        Condition and Results of Operations                          10

PART II - Other Information                                          11

SIGNATURES                                                           12

                     DISCLAIMER OF OPINION
                     _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors

   Hosoi Garden Mortuary, Inc.



The accompanying balance sheet of

   HOSOI GARDEN MORTUARY, INC.

as of November 30, 1997, and the related statements of income and cash flows for the three-months and six-months ended November 30, 1997 and 1996 were not audited by us and accordingly, we do not express an opinion on them.


December 31, 1997

ENDO & COMPANY
Honolulu, Hawaii

                          HOSOI GARDEN MORTUARY, INC.

                               BALANCE SHEET
                               _ _ _ _ _ _ _

                             November 30, 1997

[CAPTION]
                              A S S E T S
[S]                                                             [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                            $    586,918
  Certificate of deposit                                              70,000
  Securities available-for-sale, at market (Note 2)                  689,289
  Accounts receivable, less allowance for doubtful accounts
  of $70,084                                                         269,144
  Income taxes receivable                                             79,222
  Inventories                                                        128,328
  Prepaid expenses and others                                         64,548
  Deferred income taxes (Note 4)                                      85,168
                                                                 -----------
       TOTAL CURRENT ASSETS                                        1,972,617
                                                                 -----------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                  1,860,028
  Cemetery plots                                                       1,350
  Securities held-to-maturity, at cost (Note 2)                    1,119,169
                                                                 -----------
                                                                   2,980,547
                                                                 -----------

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation     1,544,712
                                                                 -----------

OTHER ASSETS                                                         128,555
                                                                 -----------

      TOTAL ASSETS                                               $ 6,626,431
                                                                 ===========
[CAPTION]
                      L I A B I L I T I E S
[S]                                                             [C]
CURRENT LIABILITIES
  Accounts payable                                              $    262,774
  Accrued liabilities                                                248,814
                                                                ------------
      TOTAL CURRENT LIABILITIES                                      511,588
                                                                ------------
DEFERRED INCOME TAXES (Note 4)                                       144,454
                                                                ------------
[CAPTION]
              S T O C K H O L D E R S '  E Q U I T Y
[S]                                                             [C]
CAPITAL CONTRIBUTED (Note 7)
  Common stock, par value $.20 per share; authorized
  3,625,000 shares, issued 2,187,140 shares                          437,428
  Less 216,312 reacquired shares                                     (43,482)
                                                                 -----------
      TOTAL CAPITAL CONTRIBUTED                                      393,946
                                                                 -----------
RETAINED EARNINGS (Note 8)                                         5,616,556
                                                                 -----------
NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE, net of
 deferred taxes (Note 2)                                              41,169
                                                                 -----------
TREASURY STOCK, 223,785 shares, at cost (Note 7)                     (81,282)
                                                                 -----------
      TOTAL STOCKHOLDERS' EQUITY                                   5,970,389
                                                                 -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 6,626,431
                                                                 ===========
[FN]
        See the accompanying Notes to Financial Statements
                            (Unaudited)
                                 2

                      HOSOI GARDEN MORTUARY, INC.

                        STATEMENTS OF INCOME
                        _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                 Three-Months Ended       Six-Months Ended
                                  November 30,             November 30,
                               1997          1996*         1997       1996*

[S]                          [C]         [C]          [C]         [C]
NET SALES AND SERVICES       $  631,131  $  694,629   $ 1,279,036 $ 1,483,009

COST OF SALES AND SERVICES      493,468     530,336       997,317   1,040,954
                             ----------  ----------   ----------- -----------
    GROSS PROFIT                137,663     164,293       281,719     442,055

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        145,529     195,120       310,670     323,408
                             ----------  ----------   -----------  ----------
    OPERATING INCOME (LOSS)      (7,866)    (30,827)      (28,951)    118,647

OTHER INCOME (EXPENSE)
  Parking, dividends, interest
   and miscellaneous income     118,390      26,295        159,138    114,036
  Interest                         -             64           -          (633)
                             ----------  ----------   ------------  ---------
    INCOME (LOSS) BEFORE
     INCOME TAXES AND
     EQUITY IN EARNINGS OF
     GARDEN LIFE PLAN,  LTD.    110,524      (4,468)       130,187    232,050

INCOME TAXES (CREDIT)
 (Note 5)                        45,162      (1,650)        52,601     85,673
                             ----------  ----------   ------------  ---------
    INCOME (LOSS) BEFORE
     EQUITY IN EARNINGS OF
     GARDEN LIFE PLAN, LTD.      65,362      (2,818)        77,586    146,377

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of
 deferred income taxes
 (Note 3)                       129,591      67,566        287,083    127,797
                            -----------  ----------   ------------  ---------
    NET INCOME               $  194,953 $    64,748   $    364,669  $ 274,174
                            =========== ===========   ============  =========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
 (Note 6)                     1,753,125   1,804,355      1,761,965  1,809,455
                            =========== ===========   ============  =========
EARNINGS PER COMMON SHARE
 (Note 6)                       $.11         $.04           $.21       $.15
                                ====         ====           ====       ====


*=As restated

[FN]
            See the accompanying Notes to Financial Statements
                              (Unaudited)

                        HOSOI GARDEN MORTUARY, INC.

                         STATEMENTS OF CASH FLOWS
                         _ _ _ _ _ _ _ _ _ _ _ _

           Six-Months Ended November 30, 1997 and 1996

[CAPTION]

                                                      1997          1996
[S]                                               [C]             [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    364,669    $   274,174
  Adjustments to reconcile net income to
   net cash (used in) provided by operations
     Depreciation                                       29,695         38,514
     Gain on sale of securities                        (94,311)       (44,798)
     Undistributed earnings of affiliate              (312,019)      (120,742)
     Cash value of life insurance policies                (560)        (1,455)
     Deferred income taxes                              80,011        (22,221)
  (Increase) decrease in certain assets
     Accounts receivable                                33,958        (20,657)
     Income tax receivable                             (79,222)          -
     Inventories                                         8,618           (769)
     Prepaid expenses and others                           (95)         6,562
  (Decrease) increase in certain liabilities
     Accounts payable                                  (89,915)        64,551
     Income taxes payable                              (76,716)        (6,975)
     Accrued liabilities                              (120,385)       (31,152)
                                                 -------------    -----------
          NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                       (256,272)       135,032
                                                 -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (22,459)       (20,927)
  Increase in securities                            (2,259,145)      (505,877)
  Proceeds from sale of securities                   2,542,378        446,376
  Increase in certificate of deposit                   (70,000)          -
  Premiums payments on life insurance policies          (2,811)          (703)
                                                 -------------    -----------
          NET CASH (USED IN) PROVIDED BY
           INVESTING ACTIVITIES                        187,963        (81,131)
                                                 -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                       (120,868)       (62,375)
                                                 -------------    -----------
          NET CASH USED IN FINANCING
           ACTIVITIES                                 (120,868)       (62,375)
                                                 -------------    -----------
          NET DECREASE                                (189,177)        (8,474)

CASH AND CASH EQUIVALENTS, beginning of year           776,095        710,978
                                                 -------------    -----------
CASH AND CASH EQUIVALENTS, end of year            $    586,918    $   702,504
                                                  ============    ===========
[FN]

           See the accompanying Notes to Financial Statements
                             (Unaudited)
                                  4

                       HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      November 30, 1997 and 1996



(1) Cash and cash equivalents

For purposes of the Statement of Cash Flows, cash equivalents include certificate of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition. For debt instruments, carrying value is a reasonable estimate of fair value.

The Company's cash are deposited with three local financial institution. At November 30, 1997 and 1996, the Company had deposits in two financial institutions in excess of the deposit insurance of $100,000.

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

(2) Investment securities

The Company held investments in the following types of securities:

[CAPTION]
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                                Cost         Gain         Loss         Value
                             ----------   ----------   ----------   ---------
[S]                          [C]          [C]          [C]          [C]
    November 30, 1997
      Available for sale
       Equity securities     $   74,667   $   34,805   $    1,882   $  107,590
       Mutual Funds             543,559       38,234           94      581,699
                             ----------   ----------   ----------   ----------
                                618,226       73,039        1,976      698,289
    Held to Maturity
      U. S. Treasury Notes    1,119,169        1,494        4,005    1,116,658
                             ----------   ----------   ----------   ----------
            Totals           $1,737,395   $   74,533   $    5,981   $1,814,947
                             ==========   ==========   ==========   ==========
    November 30, 1996
      Available for sale
       Equity securities     $   80,998   $   27,058   $    1,542   $  106,514
       Mutual Funds             752,584       38,274         -         790,858
                             ----------   ----------   ----------   ----------
                                833,582       65,332        1,542      897,372
    Held to Maturity
      U. S. Treasury Notes       89,932          454        3,429       86,957
                             ----------   ----------   ----------   ----------
            Totals           $  923,514   $   65,786   $    4,971   $  984,329
                             ==========   ==========   ==========   ==========
[FN]


                                  (Unaudited)
                                       5

                        HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       November 30, 1997 and 1996


(2) Investment securities (continued)

The maturities for all debt securities held at November 30, 1997 were:

[CAPTION]
                             Available-for-Sale        Held-to-Maturity
                            -------------------    --------------------------
                            Amortized    Market     Amortized        Market
                               Cost       Value       Cost            Value
                            ---------    ------    ----------      ----------
[S]                         [C]          [C]       [C]             [C]
    Within 1 year           $   -        $  -      $1,033,064      $1,029,973

    After 1 year
     through 5 years            -           -         40,623           40,543

    After 5 years               -           -         45,482           46,142
                           ---------    -------   ----------       ----------

                           $    -       $   -     $1,119,169       $1,116,658
                           =========    =======   ==========       ==========
[FN]


The Company sold securities available-for-sale for $582,258 and $446,376 in 1997 and 1996, respectively. The gross realized gains of $96,416 in 1997 and $47,437 in 1996, are reflected in earnings. Gross realized losses of $2,105 in 1997 and $2,639 in 1996 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of November 30, 1997 is reported as a separate component of Stockholders' Equity as follows:

[CAPTION]

                                                       1997
                                                    ---------
    [S]                                             [C]
    Unrealized holding gains, net of losses         $  71,063

    Deferred income tax on net unrealized
     holding gains                                    (29,894)
                                                    ---------
                                                    $  41,169
                                                    =========
(3) Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. represent the Company's 50% share, in the underlying equity, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., (GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by Hosoi Garden Mortuary, Inc.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. GLP is [FN]

                             (Unaudited)

                 HOSOI GARDEN MORTUARY, INC.

                NOTES TO FINANCIAL STATEMENTS

                _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 November 30, 1997 and 1996

(3) Garden Life Plan, Ltd. (continued)

entitled to all earnings from funds held in trust which amounted to $1,641,352 and $705,222 for the years ended May 31, 1997 and 1996, respectively. Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor GLP.

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

Audited financial statements of this subsidiary as of May 31, 1997 and 1996 reflected the following summarized financial position and results of operations:
[CAPTION]

                                                 1997             1996
     [S]                                      [C]              [C]
     Total assets                             $ 5,019,929      $ 2,991,958
     Total liabilities                          1,923,917          385,243
                                              -----------      -----------
     Total stockholders' equity               $ 3,096,012      $ 2,606,715
                                              ===========      ===========
     Total revenues                           $ 1,184,909      $   958,576
                                              ===========      ===========
    Operating income (loss)                   $   172,255      $  (136,244)
                                              ===========      ===========
    Other income                              $ 1,641,352      $   707,774
                                              ===========      ===========
    Cumulative effect of change in
     accounting principle                     $ 1,574,286      $      -
                                              ===========      ============
     Net income                               $ 2,377,893      $    511,339
                                              ===========      ============

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months and six-months ended November 30, 1997.

Investment in Garden Life Plan, Ltd. as of November 30, 1997 is accounted for as follows:

    [S]                                                  [C]
    Stockholders' equity at November 30, 1997 per
     Garden Life Plan, Ltd.'s balance sheet               $ 3,720,053

       Equity Ownership                                            50%
                                                          -----------
                                                            1,860,027
       Rounding                                                     1
                                                          -----------
     Total investment in Garden Life Plan, Ltd.           $ 1,860,028
                                                          ===========

[FN]

                           (Unaudited)
                                7

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS

                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    November 30, 1997 and 1996



(4)Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses on securities for financial statement and recognition of gains or losses when securities are sold for income tax purposes, the inclusion of the deferred earning on an annuity for financial statements and the recognition of the earnings when received for tax purposes and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

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

At November 30, 1997, the Company's retained earnings included approximately $ 1,860,028 of undistributed earnings of Garden Life Plan, Ltd.


(5) Income taxes

The provision for income taxes consists of the following:

[CAPTION]

                                                          1997       1996
                                                    ----------    ---------
   [S]                                              [C]           [C]
   Current:
     Federal                                        $     (106)   $  87,031
     State                                              (2,367)      13,808
                                                    ----------    ---------
        Total Current                                   (2,473)     100,839
                                                    ----------    ---------
   Deferred:
     Federal                                            49,345      (12,523)
     State                                               5,729       (2,643)
                                                    ----------    ---------
        Total Deferred                                  55,074      (15,166)
                                                    ----------    ---------
        Total Federal and State                     $   52,601    $  85,673
                                                    ==========    =========
[FN]

                           (Unaudited)
                                8

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    November 30, 1997 and 1996


(6) Earnings per share

Earnings per common share has been computed on the basis of a weighted average shares outstanding of 1,761,965 for 1997 and 1,809,455 for 1996.


(7) Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired
has been charged to additional paid- in capital.   Purchase of reacquired
shares have exceeded the balance of additional paid-in capital and therefore, charges are made to Retained Earnings for the cost in excess of par value.

The 223,785 shares reflected as Treasury Stock as of November 30, 1997 and 1996 reflects the shares acquired before July 1, 1987.


(8) Restatement

The Company exercised its option to renew the lease on the portion of land owed by the Herman S. Hosoi and Hosoi-Tamori-Shimonishi Trusts. In August 1997 the negotiations for the option period was agreed upon between the Company and the Trust. As a result the retroactive rent and related deferred taxes for the fiscal year ended May 31, 1996 is reflected in the statement of income.

[FN]



                           (Unaudited)
                                9

                   HOSOI GARDEN MORTUARY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    November 30, 1997 and 1996



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 1997.

The working capital and working capital ratio at November 30, 1997 is as follows:

   [S]                        [C]
   Working capital            $1,461,029
   Working capital ratio      3.9:1


Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales increased to 78.0% from 70.2% for the six-months ended November 30, 1997 over 1996. The increase is due principally to a decrease in the number of total services performed.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 24.3% from 21.8% for the six-months ended November 30, 1997 over 1996. The increase is mainly due to a decrease in net sales and services, which was partially offset by an overall decrease in selling, general and administrative expenses.

Income Taxes - The effective income tax rate has increased to 40.4% for 1997 from 36.9% for 1996.

Other income (expense) - Other income as a percent of net sales increased to 12.4% from 7.7% for the six-months ended November 30, 1997 over 1996. The increase in other income resulted primarily from gains on the sale of securities.

[FN]
                                 10

                         HOSOI GARDEN MORTUARY, INC.
                        PART II - OTHER INFORMATION
                        ---------------------------

                        November 30, 1997 and 1996

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six-months ended November 30, 1997.

[FN]

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

                                        HOSOI GARDEN MORTUARY, INC.
                                        ----------------------------------
                                         (Small business issuer)

Date  January 14, 1998                  CLIFFORD HOSOI
                                        ----------------------------------
                                        Clifford Hosoi, President

Date  January 14, 1998                  KEITH NUMAZU
                                        ----------------------------------
                                        Keith Numazu, Treasurer
                                        Corporate Treasurer and Bookkeeper
[FN]
                                12

<PAGE 15>

                            EXHIBIT INDEX
                            -------------

EXHIBIT
  NO.                 DESCRIPTION
-------               -----------

  27 Financial Date Schedule, which is submitted electroncially to the Securities and Exchange Commission for information only and not filed.