Form 10QSB
period 1998-02-28
HOSOI GARDEN MORTUARY INC
filed 1998-06-23
CIK 48544

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-QSB

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      February 28, 1998

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     1,746,818 shares of Common Stock
                     Outstanding at February 28, 1998

                       HOSOI GARDEN MORTUARY, INC.
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _

               Nine-Months Ended February 28, 1998 and 1997



                                 CONTENTS
                                 _ _ _ _

[CAPTION]

[S]                                                                    [C]
                                                                       Pages
DISCLAIMER OF OPINION                                                    1

PART I - Financial Information

     Item 1.  Financial Statements

          Balance Sheet                                                  2

          Statements of Income                                           3

          Statements of Cash Flows                                       4

          Notes                                                        5 - 11

     Item 2.  Management's Discussions and Analysis of Financial
               Conditions and Results of Operations                      12

PART II -Other Information                                               13

SIGNATURES                                                               14

                              DISCLAIMER OF OPINION
                              _ _ _ _ _ _ _ _ _ _ _


To the Board of Directors
  Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of

  HOSOI GARDEN MORTUARY, INC.

as of February 28, 1998, and the related statements of income for the three-months and nine-months ended February 28, 1998 and 1997 and the cash flows for the nine-months ended February 28, 1998 and 1997 were not audited by us and accordingly, we do not express an opinion on them.


March 27, 1998
Honolulu, Hawaii

ENDO & COMPANY

                       HOSOI GARDEN MORTUARY, INC.

                             BALANCE SHEET
                             _ _ _ _ _ _ _

                           February 28, 1998

[CAPTION]
                              A S S E T S
[S]                                                             [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                            $     445,934
  Securities available-for-sale, at market (Note 2)                   760,114
  Accounts receivable, less allowance for losses of $70,264           349,604
  Income taxes receivable                                             197,343
  Inventories                                                         159,718
  Prepaid expenses and others                                         121,943
  Deferred income taxes (Note 4)                                       35,984

      TOTAL CURRENT ASSETS                                          2,070,640


INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                   2,485,731
  Cemetery plots                                                        1,350
  Securities held-to-maturity, at cost (Note 2)                       821,780

      TOTAL INVESTMENTS                                             3,308,861

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
 depreciation                                                       1,546,656

OTHER ASSETS                                                          129,500

      TOTAL ASSETS                                              $   7,055,657


[CAPTION]

                       L I A B I L I T I E S
[S]                                                             [C]
CURRENT LIABILITIES
  Accounts payable                                              $     326,438
  Accrued liabilities                                                 141,901

      TOTAL CURRENT LIABILITIES                                       468,339

DEFERRED INCOME TAXES (Note 4)                                        204,022

[CAPTION]
                 S T O C K H O L D E R S'  E Q U I T Y

[S]                                                              [C]
CAPITAL CONTRIBUTED
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                          437,428
  Less 216,537 reacquired shares                                       43,527

      TOTAL CAPITAL CONTRIBUTED                                       393,901

RETAINED EARNINGS                                                   6,016,339


NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE,
 net of deferred taxes (Note 2)                                        54,338

TREASURY STOCK, 223,785 shares, at cost (Note 7)                      (81,282)

      TOTAL STOCKHOLDERS' EQUITY                                    6,383,296

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,055,657

[FN]
             See the Accompanying Notes to Financial Statements
                                (Unaudited)
                                    2

                      HOSOI GARDEN MORTUARY, INC.

                         STATEMENTS OF INCOME
                         - - - - - - - - - -

[CAPTION]

                          Three-Months Ended           Nine-Months Ended
                           February 28                      February 28
                              1998         1997   *    1998           1997   *
[S]                       [C]          [C]          [C]           [C]
NET SALES AND SERVICES    $   668,333  $   712,978  $ 1,947,369   $ 2,195,987

COST OF SALES AND SERVICES     528,514     545,512    1,525,831     1,586,466

    GROSS PROFIT               139,819     167,466      421,538       609,521

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       178,699     188,161      489,369       511,569

    OPERATING INCOME(LOSS)     (38,880)   (20,695)      (67,831)       97,952

OTHER INCOME (EXPENSE)
  Parking, dividends, interest
   and miscellaneous income     57,357     45,281      216 ,495       159,317
  Interest                        -          -             -             (633)
   INCOME BEFORE INCOME
    TAXES AND  EQUITY IN
    EARNINGS OF GARDEN
    LIFE PLAN, LTD.             18,477     24,586       148,664       256,636

INCOME TAXES (Note 5)            5,451      8,804        43,883        94,477

    INCOME BEFORE  EQUITY
     IN EARNINGS OF GARDEN
     LIFE PLAN, LTD.            13,026     15,782       104,781       162,159

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of
 deferred income taxes
 (Note 3)                      575,698    141,212      862,781        269,009

    NET INCOME             $   588,724  $  156,994  $  967,562     $  431,168

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 6)  1,746,818  1,791,583   1,756,916      1,803,498

EARNINGS PER COMMON SHARE
 (Note 6)                       $ .33      $ .09        $ .54         $ .24

* restated

[FN]

                     See the Accompanying Notes to Financial Statements
                                      (Unaudited)

                          HOSOI GARDEN MORTUARY, INC.

                            STATEMENTS OF CASH FLOWS
                            _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]

                                                        Nine-Months Ended
                                                           February 28

                                                       1998        1997     *
[S]                                                  [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  967,562   $   431,168
    Adjustments to reconcile net income to net
     cash provided by (used in) operations
      Depreciation                                      44,543        57,771
      Gain on sale of securities                       (97,890)      (53,621)
      Undistributed earnings of Garden Life
       Plan, Ltd.                                     (937,722)     (222,567)
      Dividend from Garden Life Plan, Ltd.                -          200,000
      Increase in cash value of life insurance
       policies                                         (1,505)       (1,615)
      Deferred income taxes                            179,201       (77,605)
     (Increase) decrease in certain assets
      Accounts receivable                              (46,502)      (97,642)
      Income taxes receivable                         (197,343)         -
      Inventories                                      (22,772)       (9,483)
      Prepaid expenses and others                      (57,490)      (53,507)
     (Decrease) increase in certain liabilities
      Accounts payable                                 (26,252)      160,594
      Income taxes payable                            (103,401)       (7,442)
      Accrued liabilities                             (227,298)      (66,723)
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                       (526,869)      259,328

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                   3,673,294       683,126
  Purchase of property and equipment                   (39,251)      (22,268)
  Increase in securities                            (3,137,187)     (695,097)
  Premium payments on life insurance policies           (2,811)       (1,622)
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                         494,045      (35,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                        (121,768)    (137,555)
  Cash dividends paid                                  (175,569)     (81,572)
          NET CASH USED IN FINANCING ACTIVITIES        (297,337)    (219,127)

          NET INCREASE (DECREASE)                      (330,161)       4,340

CASH AT BEGINNING OF PERIOD                             776,095      710,978

CASH AT END OF PERIOD                                $  445,934  $   715,318

*restated
[FN]

                 See the Accompanying Notes to Financial Statements
                                   (Unaudited)

                           HOSOI GARDEN MORTUARY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                           February 28, 1998 and 1997


(1)Cash and cash equivalents

For purposes of the Statements of Cash Flows, cash equivalents include certificate of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition. For debt instruments, carrying value is a reasonable estimate of fair value.

The Company's cash is deposited with four local financial institution. At February 28, 1998 and 1997 the Company had deposits in two of these financial institutions in excess of the deposit insurance of $100,000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(2)Investment securities

The Company held investments in the following types of securities:
[CAPTION]
                                             Gross         Gross
                            Amortized     Unrealized    Unrealized     Fair
                              Cost           Gain          Loss        Value
[S]                       [C]            [C]           [C]         [C]
February 28, 1998
  Available-for-Sale
   Equity Securities      $    77,276    $   40,773    $   1,612   $   116,437
   Mutual Funds               589,044        54,657           24       643,677
                              666,320        95,430        1,636       760,114

Held-to-Maturity
 U.S. Treasury Notes          821,780           859         4,959      817,680

      Total               $ 1,488,100    $   96,289      $  6,595   $ 1,577,794

[FN]

                                   (Unaudited)

                     HOSOI GARDEN MORTUARY, INC.

                    NOTES TO FINANCIAL STATEMENTS
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     February 28, 1998 and 1997


(2)Investment securities (continued)
[CAPTION]
                                             Gross       Gross
                              Amortized   Unrealized   Unrealized      Fair
                                Cost         Gain         Loss        Value
[S]                        [C]           [C]         [C]             [C]
February 28, 1997
  Available-for-Sale
   Equity Securities       $   77,587    $   28,035   $ 1,187        $ 104,435
   Mutual Funds               732,567        23,484      -             756,051
                              810,154        51,519     1,187          860,486

  Held-to-Maturity
   U.S. Treasury Notes         74,653            35     3,770           70,918

        Total              $  884,807    $   51,554   $ 4,957        $ 931,404

[FN]


The maturities for all debt securities held at February 28, 1998 were:
[CAPTION]
                             Available-for-Sale       Held-to-Maturity

                          Amortized     Market       Amortized         Market
                             Cost       Value          Cost            Value
[S]                      [C]            [C]          [C]            [C]
Within 1 year             $     -       $    -       $ 733,056      $  729,119

After 1 year
 through 5 years                -            -          40,623          40,721

After 5 years                   -            -          48,101          47,840

                          $     -       $    -       $ 821,780      $  817,680

[FN]

                              (Unaudited)
                                   6

                   HOSOI GARDEN MORTUARY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   February 28, 1998 and 1997


(2)Investment securities (continued)

The Company sold securities available-for-sale and held-to-maturity for $3,673,294 and $683,126 in 1998 and 1997, respectively. The gross net realized gain of $102,047 in 1998 and $53,621 in 1997 is reflected in earnings. The gross realized losses of $4,157 in 1998 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The net unrealized holding gains on investment securities available-for-sale as of February 28, 1998 is reported as a separate component of Stockholders' Equity as follows:

      [S]                                                       [C]
      Unrealized holding gains, net of losses                   $ 93,794

      Deferred income tax on net unrealized holding gains        (39,456)

                                                                $ 54,338


(3)  Garden Life Plan, Ltd.

Investments in Garden Life Plan, Ltd. represent the Company's 50% share in the underlying equity, accounted for under the equity method of accounting for investments in common stock. Garden Life Plan, Ltd., (GLP), a Hawaii corporation is engaged in the sale of pre-need funeral plans which are serviced solely by the Company.

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

                   February 28, 1998 and 1997



(3)     Garden Life Plan, Ltd. (continued)

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

Audited financial statements of this subsidiary as of May 31, 1997 and 1996 reflected the following summarized financial position and results of operations:

[CAPTION]
                                               1997             1996
       [S]                                [C]                [C]
       Total assets                       $  5,019,929       $ 2,991,958
       Total liabilities                     1,923,917           385,243

           Total stockholders' equity     $  3,096,012       $ 2,606,715
       [S]                                [C]                [C]
       Total revenue                      $  1,184,909       $   958,576
       [S]                                [C]                [C]
       Operating income (loss)            $    172,255       $  (136,244)
       [S]                                [C]                [C]
       Other income                       $  1,641,352       $   707,774
       [S]                                [C]                [C]
       Cumulative effect of change in
        accounting principle              $  1,574,286       $       -
       [S]                                [C]               [C]
       Net income                         $  2,377,893      $    511,339

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of GLP for its three-months and nine-months ended February 28, 1998 and 1997.

[FN]

                          (Unaudited)
                                8

                      HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    February 28, 1998 and 1997



(3)   Garden Life Plan, Ltd. (continued)

Investment in Garden Life Plan, Ltd. as of February 28, 1998 is accounted for as follows:

     [S]                                                    [C]
     Stockholders' equity as of February 28, 1998
      per Garden Life Plan, Ltd.'s balance sheet            $  4,971,459
          Equity Ownership                                            50%
                                                               2,485,730
     Rounding                                                          1

          Total investment in Garden Life Plan, Ltd.        $  2,485,731

(4)   Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses on securities for financial statements and recognition of gains or losses when securities are sold for income tax purposes, the inclusion of deferred earnings on an annuity policy for financial statements and the recognition of the earnings when received for tax purposes and the equity method of accounting for the investments in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends. At February 28, 1998 the Company's retained earnings included approximately $2,485,731 of undistributed earnings of GLP.

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

[FN]
                               (Unaudited)
                                    9

                      HOSOI GARDEN MORTUARY, INC.

                    NOTES TO FINANCIAL STATEMENTS
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     February 28, 1998 and 1997



(5)Income taxes

The provision for income taxes consists of the following:

[CAPTION]


                                          1998              1997
      [S]                             [C]               [C]
      Federal:
        Current                       $    (6,920)      $ 101,226
        Deferred                          107,215         (37,020)
             Total federal                100,295          64,206

      State:
        Current                            (4,135)         16,003
        Deferred                           22,664          (9,422)
             Total state                   18,529           6,581

             Total income taxes       $   118,824       $  70,787


(6)  Earnings per share

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,756,916 for 1998 and 1,803,498 for 1997.

(7)  Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of February 28, 1998 reflects shares acquired before July 1, 1987.

[FN]

                          (Unaudited)
                              10
<PAGE 13>

                HOSOI GARDEN MORTUARY, INC.

               NOTES TO FINANCIAL STATEMENTS
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

               February 28, 1998 and 1997


(8)Restatement

The Company exercised its option to renew the lease on the portion of land owed by the Herman S. Hosoi and Hosoi-Tamori-Shimonishi Trusts. In August 1997 the terms of the lease for the period June 1, 1994 to May 31, 1999 was agreed upon. As a result the Statement of Income for the three and nine months period ended February 28, 1996 has been restated to reflect the retroactive rent.

[FN]

                        (Unaudited)
                            11
<PAGE 14>

                    HOSOI GARDEN MORTUARY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _


Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 28, 1998.

The working capital and working capital ratios at February 28, 1998 is as follows:

[CAPTION]

          [S]                             [C]
          Working capital                 $   1,602,764
          Working capital ratio                   4.4:1

Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales increased to 78.4% from 72.2% for the nine-months ended February 28, 1998 over 1997. The increase is due principally to a decrease in revenues, resulting from a decrease in the number of services performed.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 25.1% from 23.3% for the nine-months ended February 28, 1998 over 1997. The increases is mainly due to a decrease in revenues which was partially offset by an overall decrease in selling, general and administrative expenses.

Income Taxes - The effective income tax rate increased to 47.2% in 1998 from 36.8% in 1997.

Other Income (Expense) - Other income as a percent of net sales increased from 7.3% to 11.1% for the nine-month ended February 28, 1998 over 1997. The increase in other income resulted primarily from gains on the sale of securities.

Equity in Earnings of Garden Life Plan, Ltd. - The earnings of GLP net of deferred income taxes tripled from the prior year. The increase resulted from an increase in earnings of the trust funds. The earnings from the funds held in trust is included in GLP's earnings of which 50% is included a equity in earnings of Garden Life Plan, Ltd.

[FN]


                                  12
<PAGE 15>

                     HOSOI GARDEN MORTUARY, INC.

                     PART II - OTHER INFORMATION
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     February 28, 1998 and 1997


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on January 18, 1998, the Stockholders elected the following individuals as members of the Board of
Directors:   Clifford Hosoi, Ricky Manayan and Rene Mansho.  The Stockholders
elected Endo & Company as the auditors for 1999.

At the Annual Meeting of Stockholders of the Company held on January 19, 1997, the Stockholders elected the following individuals as members of the Board of
Directors:   Richard Dole, Robert Kuwahara and Julie Shimonishi.   The
Stockholders elected Endo & Company as the auditors for 1998.


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine-months ended February 28, 1998.

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

                                             HOSOI GARDEN MORTUARY, INC.
                                                   (Registrant)


Date    April 14, 1998                       Clifford Hosoi
                                             Clifford Hosoi, President


Date    April 14, 1998                       Keith M Numazu
                                             Keith M Numazu, Treasurer

EXHIBIT INDEX

EXHIBITS
NO.                      DESCRIPTION
27 Financial Data Schedule, which is submitted electronically to the securities and Exchange Commission for information only and not filed.