Form 10KSB
period 1998-05-31
HOSOI GARDEN MORTUARY INC
filed 1998-08-31
CIK 48544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee Required]

         For the fiscal year ended May 31, 1998 or

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

  $2,664,488

State the aggregate market value of the voting stock
held by non-affiliates computed by reference to the
price at which the stock was sold, or the average bid
and asked prices of such stock, as of a specified date
within the past 60 days. (See definition of affiliate
in Rule 12b-2 of the Exchange Act):  $7,415,455

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of
issuer's classes of common stock, as of the latest
practicable date:  1,744,813

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933
("Securities Act"). The listed documents should be clearly described for identification purposes
(e.g. annual report to the security holders for fiscal year ended May 31, 1992).

Transitional Small Business Disclosure Format
(Check one):Yes X    No

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900.
Professional funeral services are the principal services rendered by the Company. The Company is engaged in the funeral and mortuary business, including the sale of pre-need funeral services contracts.
During the fiscal years ended May 31, 1998 and 1997, funeral services accounted for 72.1% and 72.7%, respectively, of revenues. The Company owns 50% of Garden Life Plan, Ltd. ("Garden Life") which sells pre-need funeral service contracts for which the Company acts as the sole servicing mortuary.

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

Comparative Statistical Information

                                                         Percent of Services
                                        No. of Services  by Company as
Calendar  No. of Deaths  No. of Deaths  Performed by     to No. of Deaths
Year End  in State of HI in Oahu        the Company      in Oahu
1990      7,056          5,253            980            18.66%
1991      6,486          4,930            980            19.00%
1992      7,173          5,317          1,011            19.01%
1993      7,570          5,689          1,114            19.00%
1994      7,531          5,588          1,091            19.00%
1995      7,795          5,834          1,043            18.00%
1996      8,148          5,557          1,151            20.71%
1997      (1)            (1)            1,050            (1)

(1) As of the time of filing this Annual Report, statistics on the number of deaths in the State of Hawaii and the number of deaths in Oahu were unavailable.

In most cases, a substantial portion of the business of a mortuary is from an ethnic group it principally serves. Historically, a substantial portion of the Company's total services were for families of Japanese ancestry.

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

   Hawaiian Memorial Park                   Mixed and Japanese

   Mililani Memorial Park & Mortuary        Mixed (Filipino and Japanese)

   Leeward Funeral Home                     Mixed

   Valley of the Temples Mortuary           Japanese, Chinese and Caucasian
   (also operating Kukui, Nuuanu
    and Diamond Head Memorial Parks)

   U.S. Army Mortuary                       All ethnic groups

On July 7, 1998, the Company entered into an agreement with Woolsey Funeral & Cemetery Services, Inc. to form
Woolsey-Hosoi Mortuary Services, LLC, a limited liability company under the laws of the State of Hawaii.
It is expected that the LLC will conduct funeral services to persons other than those of Japanese ancestry. Funeral services arranged by the LLC will generally be conducted at churches and other locations other than on the Company's premises.

Thirty-five (35) persons were employed by the Company for the fiscal year ended May 31, 1997. Thirteen (13)
persons were employed full-time and twenty-two (22) persons were employed part-time.


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

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi Trust
("Trusts") under a five-year lease that expired on May
31,1994, subject to an option to renew for an additional five-year period. The option to renew the lease was exercised while negotiations for the terms of a new lease continued. In August 1997, the terms of a new lease retroactive to June 1, 1994 were approved by the Directors of the Company. The lease, which expires on May 31, 1999, provides for an annual lease rent of $312,498, including general excise taxes. In addition, the Company is responsible for the payment of real property taxes on the portion of the land owned by the Trusts. Total rental expense was $356,469 and $356,432 in 1998 and 1997, respectively. For more information on the lease between the Company and the Trusts, see
Footnote 12 on pages F-18 and F-19 of the Company's
Financial Statements, which are attached hereto and incorporated by reference.

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


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

On January 18, 1998, the annual meeting of the shareholders was held. According to the Company's stock transfer agent Chase Mellon Shareholder Services, the total shares issued, outstanding and entitled to vote were 1,755,518. The total shares present in person and proxy were 1,136,160 (64.72%).

The election of three directors and the election of an auditor were submitted to a vote of the shareholders.
Of the total shares present in person and proxy, the following vote of the shareholders was taken:


Election of Class A Directors (3 year term)
NAME                FOR                  AGAINST         ABSTAIN
Clifford Hosoi      1,134,560 (64.63%)                     1,600 (.09%)
Rene Mansho         1,119,450 (63.77%)                    16,710 (.95%)
Ricky Manayan       1,134,885 (64.65%)                     1,275 (.07%)


The foregoing persons were elected at the annual meeting to serve a three-year term until the 2001 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)
NAME                    FOR                  AGAINST      ABSTAIN
Endo & Company, CPA     1,125,435 (64.11%)   750 (.04%)   9,975 (.57%)
(Jack Y. Endo)

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SHAREHOLDERS MATTERS

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market. One stockbroker in Honolulu, Hawaii, quotes the common stock, but the Company does not know the prices at which the trades are made. During the fiscal year ended May 31, 1998, the Company redeemed
32,447 shares as follows:

     No. Of Shares         Redemption Price
     30,442                $4.00

      2,005                 4.25

There were 1,660 record holders of common stock as of May 31, 1998.

A cash dividend has been declared and paid once a year since 1969. The dividend for the year ended May 31, 1997, which was declared on November 14, 1997, was $.10 per share, and was paid to shareholders in January 1998.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following table sets forth items from Hosoi Garden
Mortuary, Inc.'s statement of income as percentages of net revenues:

                                             Years Ended May 31,
                                             1998           1997
Total revenues                               100.0%         100.0%
Cost of sales and services                    78.8           73.2

Gross profit                                  21.2           26.8
Selling, general and administrative           26.7           25.2

Operating income                              -5.5            1.6
Other income (expenses)                       10.4            6.7

Income before income taxes                     4.9            8.3
Provision for income taxes                     1.5            3.0

Income before equity in earnings
   of Garden Life Plan, Ltd. (GLP)             3.5            5.3

Equity in earnings of GLP, net                28.5           38.1

Net income                                    32.0           43.4%

RESULTS OF OPERATIONS


TOTAL REVENUES

The Company's revenues decreased by $205,749 in 1998 over 1997. The decrease of 7.2% is attributable to the decrease in number of services performed from 1,170 in 1997 to 1,050 in 1998, which is a decrease of 10.3%.

The Company expects revenues to remain at the 1998 level, despite an increase in prices for funeral services, because it is expected that the selection of lower priced funeral services will continue because of the poor economic conditions in Hawaii.

The affiliation with Woolsey Funeral & Cemetery
Services, Inc., described in ITEM 1. DESCRIPTION OF
BUSINESS, is a revenue source from a segment of the community not currently served by the Company.
Initially, the Woolsey-Hosoi Mortuary Services, LLC is not expected to have a major impact on the Company's revenues.

The Company's operating expenses are increasing as the
Company continues to upgrade its professional staff
and continues to explore either the establishment of a
pre-need authority,  the purchase of the interest of its
50% shareholder in Garden Life Plan, Ltd. or extending
the service agreement with Garden Life Plan, Ltd. beyond
the expiration in 2001.   Operating results for fiscal
1999 will be adversely affected if revenues do not increase correspondingly.

The Company's operating results may also be affected by Hawaii's generally unfavorable economic conditions which may be the cause of the shift to lower priced funeral services.


COST OF SALES AND SERVICES

Cost of sales and services increased to 78.8% of revenues in 1998 compared to 73.2% in 1997. The 5.6% increase in cost of sales is attributable to an increase of 2.9% in the cost of labor and increases of less than 1% each in rent, insurance and other expenses.


GROSS PROFIT

Gross profit as a percentage of total revenues
decreased to 21.2% in 1998 from 26.8% in 1997.   The
decrease is due to the decrease in number of services performed relative to the increase in the cost of labor and to fixed costs such as rent and insurance expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $710,923 in 1998 from $723,642 in 1997. Because of a decrease in revenues these expenses increased to 26.7% of revenues in 1998 from 25.2% in 1997. As a percent of revenues, there were no expense category which increased more than 1% in 1998 over 1997.

It is expected that selling, general and administrative expenses in 1999 will remain at the 1998 level.


EARNINGS OF GARDEN LIFE PLAN, LTD.

Revenues from the trust funds of the Company's subsidiary, Garden Life Plan, Ltd. (GLP), whose earnings are accounted for on the equity method of accounting are included in the amount reflected as EQUITY IN
EARNINGS OF GARDEN LIFE PLAN, LTD. of $759,190 and
$1,093,897 for 1998 and 1997 respectively.  In 1997,
GLP's earnings included a one time credit for a change in its accounting for investments in securities at market value. Previously, the Trust recorded its investments at cost.

Earnings of the Trust fund of GLP are not directly affected by decisions of the management of the Company.
Investment decisions are generally made by the money manager of GLP's Trust funds. Fluctuations in GLP's
Trust fund income, which amounted to $1,641,352 and $705,222 for the years ended May 31, 1998 and 1997 respectively are the result of fluctuations in interest rates, capital gains and the mix of investment of the Trust.

Information relating to Trust investments, obligations and earnings are more fully described in Footnote 2 of GLP's financial statements, which are attached hereto and incorporated by reference.

Equity in the earnings of GLP accounted for 89.1% and 87.8% of the Company's net income in 1998 and 1997, respectively.


INCOME TAXES

The Company's effective income tax rate was 36.5% of pre-tax income in 1997 and 29.5% in 1998. Note (9) to the Company's financial statements presents a reconciliation of the Company's effective and statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Total working capital increased by $895,447 from $1,528,254 in 1997 to $2,389,586 in 1998. The increase is attributable to an increase in current assets, particularly in dividend receivable of $750,000 and a decrease in current liabilities.
Working capital ratio was 6.9:1 at May 31, 1998 and 2.9:1 at May 31, 1997.

SECURITIES AVAILABLE FOR SALE decreased from
$906,020 in 1997 to $773,464 in 1998 as a result of
the liquidation of securities to pay the retroactive rent and funds for working capital.

SECURITIES HELD TO MATURITY decreased from $1,101,423 in 1997 to $842,656 in 1998 principally as a result of the liquidation of Treasury bills for the reasons stated above.

At the end of 1997, the Company did not have any long-term debt. The Company expects that cash flows from operations, its cash reserves and investments will be adequate to meet the Company's cash requirements in the foreseeable future.

Dividends declared for the fiscal years ended 1998 and 1997, respectively, were $.10 and $.045 per share which amounted to $175,569 and $81,572.


Cash out flows for the acquisition of the Company's shares were $130,289 in 1998 and $169,629 in 1997.
The Company expects that future acquisitions will be in the range of $100,000 to $150,000 per year.


YEAR 2000 ISSUE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information system to accurately process information that may be date-sensitive. The Company utilizes an OFF-THE-SHELF accounting program, which it expects to be year 2000 compliant before the end of 1999. The Company has not completed its overall assessment, but believes that the cost of addressing this issue will not have a material adverse impact on the Company financial position.


ITEM 7.  FINANCIAL STATEMENTS

An audited balance sheet as of May 31, 1998 and audited statements of income, cash flows and changes in shareholders' equity for each of the two fiscal years preceding the date of such audited balances sheet are on pages F-3 through F-6 of this report.

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

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on pages 14 and 15 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company during the past five years are set forth below.


DIRECTORS WHOSE TERMS EXPIRED IN 1998 AND WHO WERE
ELECTED TO TERMS EXPIRING IN 2001

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

Ricky C. Manayan is currently a Manager - Prepaid
Card Programs with GTE Hawaiian Tel. He has been a director of the Company since 1995. His other business affiliations include Rick Manayan & Associates.
He is President of East-West Real Estate Co., Inc. ,
Inc., Ricky Manayan Associates and Transpacific
Empire, Inc.


DIRECTORS WHOSE TERMS EXPIRE IN 2000

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

Richard B. Dole is the Vice-President and Principal of
Kuroman Realty, Inc. He has been a director of the Company since 1995. He holds many professional designations, including the American Society of Appraisers, Chartered Financial Analyst and Certified
Financial Planner designations. He is the Co-Trustee of the James D. Dole Trust. He is involved with many professional organizations, including the American
Society of Appraisers, the Association for Investment
Management Research (AIMR), the Hawaii Employee
Ownership and Participation Advisory Committee,
State of Hawaii, and the Hawaii Estate Planning Council.


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

Roy T. Shimonishi is co-owner of Hungry Lion Coffee
Shop in Honolulu, Hawaii.  He had been a director since
1979. At the January 21, 1996, annual meeting, he was elected to a new three-year term to expire in 1999. He serves on the Board of Directors of the Hawaii
Restaurant Association, Catholic Services for the
Elderly and Hungry Lion Charities. He is also an area coordinator for Excel Telecommunications.

Roy T.Shimonishi resigned as a director in May 1997. The
Board of Directors nominated and elected Anne T. Tamori to serve the remaining term of Roy T. Shimonishi as director, which will expire in 1999.

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

Directors and Executive Officers of the Company
                                Director                          No. Of Yrs.
Name           Age  Office      Since    Family Relationship      Employed
Sadako Hosoi   81   Director    1957     Mother of Julie S.
                                         Shimonishi, Director
                                         Clifford Hosoi, Director
                                         and President, and Anne
                                         Tamori, Director and
                                         Vice President



                                Director                          No. Of Yrs.
Name           Age  Office      Since    Family Relationship      Employed
Rene Mansho    49   Director/   1993     None                      0
                    Chairperson
                    of the Board

Clifford Hosoi 49   Director/   1991     Son of Sadako Hosoi,     19
                    President            Brother of Julie S.
                                         Shimonishi and
                                         Anne Tamori

Julie S.       52   Director    1979     Daughter of Sadako       Part-time
Shimonishi                               Hosoi, Sister of         since 1990
                                         Clifford Hosoi and
                                         Anne T. Tamori

Roy T.         56   Director    1979     None                     0
Shimonishi(1)

Ricky C.       39   Director    1995     None                     0
Manayan

Berton T.      50   Director    1996     None                     0
Kato

Robert         50   Director    1995     None                      0
Kuwahara

Richard B.     53   Director    1995     None                      0
Dole


                                Director/
                                Officer  No. of Years             No. of Yrs.
Name           Age  Office      Since    Family Relationship      Employed

Anne T.        51   Director/   1994     Daughter of Sadako       19
Tamori              Vice Pres.           Hosoi, Sister of
                                         Clifford Hosoi and
                                         Julie S. Shimonishi

Elaine         60   Secretary   1972     None                     34
Nakamura

David          50   Vice        1994     None                      8
Fujishige           President

Keith Numazu   36   Treasurer   1994     None                      5

(1) Roy T. Shimonishi resigned as director in 1997. The Board of Directors nominated and elected Anne T. Tamori to serve the remaining term of Roy T. Shimonishi as director, which will expire in 1999.



(2) None of the directors of the Company is a director of an investment company or another company registered under the Securities Exchange Act of 1934. All officers serve at the pleasure of the Board of Directors.

CERTAIN REPORTS. The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file
Forms 3 or 4 during the fiscal year ended May 31, 1998, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule
13D.


ITEM 10.EXECUTIVE COMPENSATION

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 1998.

       SUMMARY COMPENSATION - ANNUAL COMPENSATION

                   Year ended                  All Other
Name and Position  May 31       Salary         Compensation
Clifford Hosoi     1996         $60,502        $10,447 (1)
President/Chief    1997         $54,759        $ 7,955 (2)
Executive Officer  1998         $46,731        $ 7,420 (3)

(1) Amount shown includes $3,025 contributed to the Company's Money Purchase Pension Plan, $6,097 contributed to the Company's Profit Sharing Plan and $1,325 fees paid as a director.

(2) Amount shown includes $2,738 contributed to the Company's Money Purchase Pension Plan, $3,817 contributed to the Company's Profit Sharing Plan and $1,400 fees paid as a director.

(3) Amount shown includes $2,337 contributed to the Company's Money Purchase Pension Plan, $3,583 contributed to the Company's Profit Sharing Plan and $1,500 fees paid as a director.

The total annual salary and bonus for any other executive officer does not exceed $100,000.

The standard fees paid to directors are $100 for each Board of Directors meeting attended and $25 for each committee meeting attended.


COMPENSATION PURSUANT TO PLANS.

(a) PROFIT-SHARING PLAN. The Company has established a profit-sharing plan for the Company's employees. Every employee, who has completed one year of service with the Company, becomes eligible to participate in the profit-sharing plan. An employee who has completed
1,000 hours of service commencing from the date of employment or an anniversary date is considered to have one year of service.

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The Company's total contributions shall not exceed the amount allowable by income tax regulations. The amounts charged against income for the profit-sharing plan in 1998 and 1997 were $40,000 and $37,000, respectively. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

The investment decision for the profit-sharing plan is formulated by a registered investment advisor through Hawaiian Trust Company, Ltd.

(b) MONEY PURCHASE PENSION PLAN. The Company has established a money purchase pension plan, which became effective as of June 1, 1990, for the Company's employees. Every employee, who has completed one year of service with the Company, becomes eligible to participate in the money purchase plan. An employee who has completed 1,000 hours of service commencing from the date of employment or an anniversary date is considered to have one year of service.

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan in 1998 and 1997 were $26,560 and $27,122, respectively.

The investment decision for the money purchase plan is formulated by a registered investment advisor through Smith Barney, Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS & MANAGEMENT

A.  PRINCIPAL SHAREHOLDERS

The Herman S. Hosoi Trust, whose trustees are Sadako
Hosoi and Julie S. Shimonishi, and the Hosoi Family
Limited Partnership, whose general partner is the Hosoi
Family Voting Trust, by its trustee Julie S.
Shimonishi, are the only persons who own of record or are known to the Company to own beneficially more than five percent of the common shares of the Company as of May 31, 1998. Certain information about the holders is set forth below.

                                 Nature of
Title of   Name and Address of   Beneficial           No. of       Percent of
Class      Beneficial Owner      Ownership            Shares       Class
Common     Julie S. Shimonishi   Co-trustee of        158,250       9.07%
           30 N. Kukui Street    the Herman S.
           Honolulu, HI 96817    Hosoi Trust

                                 General Partner of   160,250       9.18%
                                 the Hosoi Family
                                 Limited Partnership,
                                 as Trustee of the
                                 Hosoi Family
                                 Voting Trust

                                 Custodian for Chad     8,000       0.46%
                                 Shimonishi and Lane
                                 Shimonishi under
                                 HUGMA

                                 Direct                52,534       3.01%

                                            Total     379,034      21.72%



                                 Nature of
Title of   Name and Address of   Beneficial           No. of       Percent of
Class      Beneficial Owner      Ownership            Shares       Class
Common     Sadako Hosoi          Co-trustee of        158,250       9.07%
           30 N. Kukui Street    the Herman S.
           Honolulu, HI 96817    Hosoi Trust

                                 Settlor of the Hosoi 160,250       9.18%
                                 Family Voting Trust
                                 and limited partner
                                 of the Hosoi Family
                                 Limited Partnership

                                            Total     318,500      18.25%

Common     Herman S. Hosoi Trust Direct               158,250       9.07%
           Sadako Hosoi and
           Julie S. Shimonishi,
           Trustees
           30 N. Kukui Street
           Honolulu, HI 96817


Common     Hosoi Family Limited  Direct               160,250       9.18%
           Partnership (1)
           30 N. Kukui Street
           Honolulu, HI 96817

(1) The Sadako Hosoi Trust, by its trustees Sadako Hosoi and Julie S. Shimonishi, transferred 160,250 shares of the Company to the Hosoi Family Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustee Julie S. Shimonishi, and whose limited partner is Sadako Hosoi. Julie S. Shimonishi, as trustee, exercises voting and investment powers over those shares pursuant to the Hosoi Family Voting Trust
Agreement dated December 30, 1994, between Sadako
Hosoi, as settlor, and Julie S. Shimonishi, as trustee.

B.  DIRECTORS AND EXECUTIVE OFFICERS

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 1998, is set forth below.

Title of   Name of                       Amount and Nature of      Percent of
Class      Beneficial Owner (1)          Beneficial Ownership      Class
Common     Julie S. Shimonishi           379,034 (2)               21.72%

Common     Sadako Hosoi                  318,500 (3)               18.25%

Common     Clifford Hosoi                 52,532 (4)                3.01%

Common     Anne T. Tamori                 56,534 (5)                3.24%

Common     Richard B. Dole                 1,000 (6)                0.06%

           All directors and officers    489,100                   28.02%
           as a group (14 persons) (7)

(1)  The address of each person is 30 N. Kukui Street,
Honolulu, Hawaii 96817, except for Richard B. Dole whose address is 1255 Nuuanu Avenue, Suite C-104,
Honolulu, Hawaii 96817.


(2)   Includes:
           52,534 shares (3.01%)       as to which Ms. Shimonishi exercises
                                       sole voting and investment powers;

            8,000 shares (0.46%)       as to which Ms. Shimonishi exercises
                                       sole voting and investment powers as
                                       Custodian for Chad Shimonishi and
                                       Lane Shimonishi under HUGMA;

          158,250 shares (9.07%)       as to which Ms. Shimonishi and Sadako
                                       Hosoi share  voting and investment
                                       powers as trustees of the Herman S.
                                       Hosoi Trust; and

          160,250 shares (9.18%)       as to which Ms. Shimonishi, as trustee
                                       of the Hosoi Family Voting Trust, has
                                       voting and investment powers over the
                                       shares owned by the Hosoi Family
                                       Limited Partnership.

                         -20-

(3) Voting and investment powers over 158,250 shares of the Company are shared by Sadako Hosoi and Julie S.
Shimonishi, as Trustees of the Herman S. Hosoi Trust, which owns 158,250 shares of the Company.

Voting and investment power over 160,250 shares of the Company are exercised by Julie S. Shimonishi, as trustee under the Hosoi Family Voting Trust. See the preceding table for more information about the Hosoi
Family Limited Partnership and the Hosoi Family Voting
Trust.

(4)  Voting and investment powers exercised solely.

(5) Includes:
           52,534 shares (3.01%)       as to which Ms. Tamori exercises sole
                                       voting and investment powers; and

            4,000 shares (0.23%)       as to which Ms. Tamori exercises sole
                                       voting and investment powers for Ryan
                                       Tamori under HUGMA.

(6)  Voting and investment powers exercised solely.

(7) Rene Mansho, Ricky C. Manayan, Berton T. Kato and Robert Kuwahara, who are currently serving as directors, and Elaine Nakamura, David Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 2 on page 5 of this Report and Footnote 12 on page F-18 of the Company's Financial Statements, for information about the lease between the Company and the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi
Trust.

PART IV

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

Dated:  Honolulu, Hawaii, August 28, 1998.
HOSOI GARDEN MORTUARY, INC.
By CLIFFORD HOSOI
      President

Pursuant to the requirements of the Securities
Exchange Act of 1934, this Form 10-KSB for the year ended May 31, 1998, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

RENE MANSHO                      Dated:  August 28, 1998
Director and Chairperson
of the Board of Directors


CLIFFORD HOSOI                   Dated:  August 28, 1998
Director, President and
Chief Executive Officer


RICHARD B. DOLE                  Dated:  August 28, 1998
Director


SADAKO HOSOI                     Dated:  August 28, 1998
Director


BERTON T.  KATO                  Dated:  August 28, 1998
Director


ROBERT KUWAHARA                  Dated:  August 2, 1998
Director


RICKY C. MANAYAN                 Dated:  August 28, 1998
Director


JULIE S. SHIMONISHI              Dated:  August 28, 1998
Director

ANNE T. TAMORI                   Dated:  August 28, 1998
Director

REPORT OF CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
HOSOI GARDEN MORTUARY, INC.

We have audited the accompanying balance sheets of

HOSOI GARDEN MORTUARY, INC.

as of May 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden Life Plan, Ltd., (a 50% owned subsidiary accounted for by the equity method of accounting) for its years ended May 31, 1998 and 1997, which accounts 23.3% of total assets and 89.1% and 87.8% of net income in 1998 and 1997, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's equity in the underlying net assets and its equity in the earnings of the subsidiary is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HOSOI GARDEN MORTUARY, INC. as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ENDO & COMPANY
Honolulu, Hawaii
August 5, 1998

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEETS
_ _ _ _ _ _ _ _ _ _ _ _

May 31, 1998 and 1997

                                                     1998           1997
A S S E T S

CURRENT ASSETS
   Cash and cash equivalents (Notes 1 and 3)         $  498,871     $  776,095
   Securities available for sale, at market
     (Notes 1 and 4)                                    773,464        906,020
   Accounts receivable, less allowance of
     $78,740 and $69,724                                274,788        303,102
   Income tax receivable                                255,749              -
   Dividend receivable (Note 2)                         750,000              -
   Inventories (Note 1)                                 149,268        136,946
   Prepaid expenses and others                           64,787         64,453
   Deferred income taxes (Note 5)                        43,588        140,242

TOTAL CURRENT ASSETS                                  2,810,515      2,326,858

INVESTMENTS
   Garden Life Plan, Ltd. (Notes 1 and 2)             1,603,868      1,548,009
   Cemetery plots                                         1,350          1,350
   Securities held to maturity, at cost
     (Notes 1 and 4)                                    842,656      1,101,423

                                                       2,447,874     2,650,782

PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation (Notes 1 and 6)            1,524,560     1,551,948

OTHER ASSETS                                             103,921       125,184

TOTAL ASSETS                                         $ 6,886,870   $ 6,654,772


L I A B I L I T I E S

CURRENT LIABILITIES
   Accounts payable (Note 7)                         $    85,445   $   352,689
   Accrued liabilities (Note 8)                          135,484       369,199
   Income taxes payable (Note 9)                               -        76,716

TOTAL CURRENT LIABILITIES                                420,929       798,604

DEFERRED INCOME TAXES (Note 5)                           168,583       123,751


S T O C K H O L D E R S '  E Q U I T Y

CAPITAL CONTRIBUTED (Note 10)
   Common stock, par value $.20 per share;
   authorized 3,625,000 shares, issued 2,187,140
   shares                                                437,428       437,428

   Less 218,542 and 186,095 reacquired shares            (43,928)      (37,439)

TOTAL CAPITAL CONTRIBUTED                                393,500       399,989

UNREALIZED GAINS ON SECURITIES AVAILABLE-FOR-SALE,
   net of applicable deferred income taxes
   (Notes 1 and 4)                                        65,994        46,998

RETAINED EARNINGS                                      5,919,146     5,366,712

TREASURY STOCK, 223,785 shares, at cost
   (Note 10)                                             (81,282)      (81,282)

TOTAL STOCKHOLDERS' EQUITY                             6,297,358     5,732,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 6,886,870   $ 6,654,772



The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


                                                     1998           1997

Revenues
   Sale of urns and other items                      $   742,913    $  782,467
   Funeral services                                    1,921,575     2,087,770

   Total revenues                                      2,664,488     2,870,237

Cost of sales and services                             2,100,550     2,100,481

   Gross profit                                          563,938       769,756

Selling, general and administrative expenses
   Salaries and wages                                    241,684       248,156
   Profit sharing and pension fund contributions
     (Note 11)                                            66,560        64,122
   Professional services                                 241,057       233,437
   Taxes and licenses                                     26,513        27,930
   Advertising                                            37,071        38,635
   Others                                                 98,038       111,362

      Total selling, general and administrative
         expenses                                        710,923       723,642

      Operating income (loss)                           (146,985)       46,114

Other income and (expenses)
   Interest, dividends, and others (Note 13)             278,881       192,500
   Interest and others                                      (502)       (1,001)

      Total other income and (expenses)                  278,379       191,499

      Income before income taxes and equity in
        earnings of Garden Life Plan, Ltd.               131,394       237,613

Income taxes (Note 9)                                     38,781        86,745

      Income before equity in earnings of Garden
        Life Plan, Ltd.                                   92,613       150,868

Equity in earnings of Garden Life Plan, Ltd.,
   net of deferred taxes of $46,669 and $95,050
   (Notes 2 and 5)                                       759,190     1,093,897

      Net income                                     $   851,803    $1,244,765

Average number of shares common stock outstanding      1,753,998     1,797,907

Earnings per common share (Note 1)                   $       .49    $      .69

Dividends per common share                           $       .10    $     .045

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF RETAINED EARNINGS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


                                                     1998           1997

Balance beginning of year, as previously reported    $5,366,712     $4,487,897

   Retroactive rent, net of deferred taxes of
      $68,035 (Note 16)                                       -        (93,089)

   Prior year's income tax assessment (Note 16)               -        (30,094)

Balance beginning of year, as restated                5,366,712      4,364,714

   Net income for the year                              851,803      1,244,765

   Cash dividends paid, $.10 and $.045 per share       (175,569)       (81,572)

   Common stock reacquired in excess of par value
      (Note 10)                                        (123,800)      (161,195)

Balance end of year                                 $ 5,919,146    $ 5,366,712

The accompanying Notes to Financial Statements are an integral part of this statement.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997

                                                     1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  851,803    $1,244,765
      Adjustments to reconcile net income to
        net cash and cash equivalents provided
        by (used in) operating activities:
           Depreciation                                  67,340        63,343
           Loss on write-off of assets                        -           479
           Realized gain on sale of investment
              securities, net                          (104,819)      (53,621)
           Increase in allowance for doubtful
              accounts                                    9,016         5,801
           Undistributed earnings of affiliate          (55,859)   (1,188,947)
           Cash value of life insurance policies         (3,210)        5,587
           Deferred income taxes                        135,212        60,646
   (Increase) decrease in certain assets
      Accounts receivable                                19,298        16,846
      Income tax receivable                            (255,749)            -
      Dividend receivable                              (750,000)            -
      Inventories                                       (12,322)      (24,731)
      Prepaid expenses and other                           (334)       (2,934)
   (Decrease) increase in certain liabilities
      Accounts payable                                  (67,244)      108,070
      Accrued liabilities                              (233,715)       56,964
      Income taxes payable                              (76,716)       41,013
      Note payable                                            -          (685)
      Decrease in deferred income taxes                       -       (75,468)

         NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                                 (477,299)      257,128

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                 (39,952)      (28,816)
     Redemption of life insurance policy                 27,284             -
     Redemption of certificate of deposit                     -       200,000
     Dividend from Garden Life Plan, Ltd.                             944,298
     Proceeds from sale of investment securities      4,363,649       683,126
     Increase in investment securities               (3,842,237)   (1,736,607)
     Increase in cash value of life insurance
         policies                                        (2,811)       (2,811)

         NET CASH PROVIDED BY INVESTING ACTIVITIES      505,933        59,190

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of reacquired stocks                     (130,289)     (169,629)
     Cash dividends paid                               (175,569)      (81,572)

         NET CASH USED IN FINANCING ACTIVITIES         (305,858)     (251,201)

         NET INCREASE (DECREASE)                       (277,224)       65,117

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          776,095       710,978

CASH AND CASH EQUIVALENTS AT END OF YEAR             $  498,871     $ 776,095


The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.
NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of business - The Company is engaged in one line of business that consists principally of providing mortuary services in the State of Hawaii on the island of Oahu.

The significant accounting policies followed by the Company are summarized below.

Fair value of financial instruments - The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of current and non-current marketable securities and long-term debt were estimated based on quotes obtained from brokers for those or similar instruments. The fair value for long-term investments were estimated based on quoted market price at year end.

Cash and cash equivalents - For purpose of the statement of cash flows, cash equivalents includes certificates of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition.

Investment securities - Management determines the appropriate classification of securities at the time of purchase. Those investments are classified in three categories and accounted for as follows:

   . Debt securities that the company intends to hold to maturity are classified as SECURITIES HELD TO
       MATURITY and reported at cost.

   . Debt and equity securities that are purchased and held for the purpose of selling in the near term are classified as TRADING SECURITIES and reported at fair value, with unrealized gains and losses included in income.

   . Debt and equity securities not classified as SECURITIES HELD TO MATURITY or TRADING SECURITIES are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Securities available for sale will be used as part of the Company's asset management strategy and may be sold in response to changes in interest rates or the need for capital.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

Investment in Garden Life Plan, Ltd. - The Company accounts for its investment in Garden Life Plan, Ltd.
(a 50% owned Company) by the equity method of accounting. The equity in earnings of Garden Life Plan, Ltd., reflected on the statements of income, includes the pro rata share of the earnings of Garden Life Plan, Ltd., net of income taxes applicable to such earnings, for its years ended May 31, 1998 and 1997.

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

Revenue and cost recognition - Revenues from at-need funeral services and pre-need funeral plan services are recognized upon completion of the final funeral ceremony. Revenues from at-need funeral services include professional service revenues which are included in FUNERAL SERVICES and sales of caskets, urns and other items which are included in SALE OF URNS AND OTHER ITEMS.
Revenues from pre-need services, which accounted for approximately 27.7% and 25.5% of funeral service revenues in 1998 and 1997, respectively, are accounted for in FUNERAL SERVICES since these plans are sold inclusive of the merchandise selected.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.


(2)  Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden
Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(2)  GARDEN LIFE PLAN, LTD. (CONTINUED)

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited (Trust) to be held in trust. GLP is entitled to all earnings from funds held in trust which earnings amounted to $2,666,047 and $1,641,352 for the years ended May 31,
1998 and 1997, respectively. The assets of the Trust are not included in the financial statements of the Company nor GLP.

Effective June 1, 1996, the Trust began recording its investments at market value. Previously, the Trust recorded its investments at cost. The cumulative effect of this change as of June 1, 1996 was an increase in GLP's trust fund income receivable of $1,574,286 (net of deferred taxes of $964,885) and is reflected in GLP's net income of $2,377,893 as shown below.

Audited financial statements of this subsidiary as of May 31, 1998 and 1997 showed the following summarized financial position and results of operations.


                                                     1998           1997

Total assets                                         $6,981,992     $5,019,929
Total liabilities                                     2,274,260      1,923,917

Total stockholders' equity                           $4,707,732     $3,096,012

Total revenues                                       $  617,214     $1,184,909

Operating income (loss)                              $  (84,329)    $  172,255

Other income                                         $2,666,047     $1,641,352

Cumulative effect of change
   in accounting principle                           $        -     $1,574,286

Net income                                           $1,611,718     $2,377,893


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997



(2)  GARDEN LIFE PLAN, LTD. (CONTINUED)

INVESTMENT IN GARDEN LIFE PLAN, LTD. as of May 31, 1998 and 1997 is accounted for as follows:


                                                     1998           1997

Stockholders' equity of Garden Life Plan, Ltd.       $4,707,732     $3,096,012

Less: dividend declared                              (1,500,000)             -

                                                      3,207,732      3,096,012

     Equity ownership                                       50%            50%

                                                      1,603,866      1,548,006
     Rounding                                                 2              3

Total investment in Garden Life Plan, Ltd.           $1,603,868     $1,548,009

Cash dividend declared and subsequently paid after May 31, 1998 by Garden Life Plan, Ltd. is recorded as dividend receivable in the amount of $750,000 as of May 31, 1998.


(3)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of the following:


                                                     1998           1997

Cash on hand                                         $      500     $      500
Checking accounts                                        76,480        122,306
Savings accounts                                        316,313        354,486
Certificate of deposit                                        -        200,000
Short-term investments                                  105,578         98,803

     Total cash and cash equivalents                 $  498,871     $  776,095


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997

(4)  INVESTMENT SECURITIES

As of May 31, 1998 and 1997, the Company held investments in the following types of securities:


                                   Gross          Gross
                    Amortized      Unrealized     Unrealized     Fair
                    Cost           Gain           Loss           Value
MAY 31, 1998

Available for sale
  Equity securities $   74,346     $ 41,132       $  1,760       $ 113,718
  Mutual funds         592,721       67,128            103         659,746

                       667,067      108,260          1,863         773,464

Held to maturity
  U.S. Treasury
    bills              842,656          850          5,148         838,358

       Totals       $1,509,723     $109,110       $  7,011      $1,611,822


MAY 31, 1997

Available for sale
  Equity securities $   84,713     $ 36,233       $  2,698      $  118,248
  Mutual funds         740,181       50,630          3,039         787,772
                       824,894       86,863          5,737         906,020

Held to maturity
  U.S. Treasury
    bills            1,101,423        5,103          4,226       1,102,300

       Totals       $1,926,317     $ 91,966       $  9,963      $2,008,320


The maturities of all debt securities held at May 31, 1998 were as follows:

                      Available for Sale             Held to Maturity
                    Amortized      Market         Amortized      Market
                    Cost           Value          Cost           Value

Within 1 year       $     -        $     -        $ 753,932   $ 749,812

After 1 year
through 5 years           -              -           40,623      40,648

After 5 years             -              -           48,101      47,898

                    $     -        $     -        $ 842,656   $ 838,358


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(4)  INVESTMENT SECURITIES (CONTINUED)

During the year ended May 31, 1998, the Company sold
SECURITIES AVAILABLE FOR SALE for $4,363,649. The net gross realized gain of $104,819 is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

During the year ended May 31, 1997, the Company sold
SECURITIES AVAILABLE FOR SALE for $683,126. The net gross realized gain of $53,621 is reflected in earnings.
The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities
AVAILABLE-FOR-SALE during the years ended May 31, 1998 and 1997, and reported as a separate component of Stockholders' Equity, are as follows:


                                                     1998           1997
Unrealized holding gains, net of losses              $ 106,396      $ 81,126

Deferred income tax on the net unrealized
   holding gains                                       (40,402)      (34,128)

                                                     $  65,994      $ 46,998


(5)  DEFERRED INCOME TAXES

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains or losses on securities for financial statements and the recognition of gains or losses when securities are sold for income tax purposes, the inclusion of deferred earnings on an annuity for financial statements and the recognition of the earnings when received for tax purposes

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997



(5)  DEFERRED INCOME TAXES (CONTINUED)

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


(6)  PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                     1998           1997

Land                                                 $  517,040     $  517,040
Buildings                                             1,262,530      1,262,530
Land improvements                                        94,710         94,710
Equipment and vehicles                                  373,877        333,926

     Total cost                                       2,248,157      2,208,206

Accumulated depreciation                                723,597        656,258

Net property and equipment                           $1,524,560     $1,551,948


Aggregate depreciation charged to operations are as follows:

                                                     1998           1997

Cost of sales and services                           $   64,001     $   57,709
Selling, general and administrative expenses              3,339          5,634

                                                     $   67,340     $   63,343


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997



(7)  FUNERAL SERVICE DEPOSITS

Included in accounts payable is $33,066 of deposits made by eleven individuals that the Company has been collecting from since 1969 for future services or purchase of merchandise. The payable of $33,066, including interest of $25,041 accrued to May 31, 1998, approximates fair value.

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

As of May 31, 1998, twenty-seven plans have been converted to GLP pre-need plans. The difference between the cost of plans converted and the amount of the available deposit is reflected as a charge to operations. Eleven plans remain to be converted. No provision has been made for the cost of conversion of the remaining eleven plans because of the uncertainty of whether the holders of the deposits will elect to convert to a GLP pre-need plan or elect to receive a refund.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(8)  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                     1998           1997

Salaries and wages                                   $      -       $  16,492
Bonus accrued                                           7,000          10,000
Payroll and general excise taxes                       25,876          12,222
Accrued rent payable (Note 16)                              -         241,686
Profit sharing and money-purchase
   plan contributions (Note 12)                        66,560          64,122
Vacation and sick leave                                36,048          24,677

      Total accrued liabilities                      $135,484       $ 369,199



(9)  INCOME TAXES

The provisions for income taxes consist of the following:

                                                     1998           1997

Current:

   Federal                                           $ (60,760)     $104,734
   State                                               (14,907)       16,415

                                                       (75,667)      121,149

Deferred:

   Federal                                              99,715       (30,193)
   State                                                14,733        (4,211)

                                                       114,448       (34,404)

       Total                                         $  38,781     $  86,745



HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(9)  INCOME TAXES (CONTINUED)

A reconciliation of income taxes at the United States statutory rate, as a percentage of pretax income, to the effective tax rate is as follows:

                                                     1998           1997

Federal income tax statutory rate                    34.0%          34.0%

State income tax, net of tax benefit                 (7.7)           9.4

Others, net                                           3.2          ( 6.9)

Effective tax rate                                   29.5%          36.5%



(10)  REACQUIRED SHARES

CAPITAL CONTRIBUTED has been reduced for shares reacquired after June 30, 1987. Purchases of 32,447 and 42,170 reacquired shares in 1998 and 1997, respectively, exceeded the balance of additional paid-in capital and a charge of $123,800 and $161,195 for 1998 and 1997, respectively, were made to RETAINED EARNINGS for the excess of reacquired shares in excess of their par value.

The 223,785 shares reflected as Treasury Stock as of May 31, 1998 reflects the shares acquired before July
1, 1987.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


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

Amounts charged against income for the retirement benefit plans are as follows:

                                                     1998           1997

Profit sharing                                       $ 40,000       $ 37,000
Money-purchase                                         26,560         27,122

                                                     $ 66,560       $ 64,122


(12)  LEASE

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts) which respectively owns a 13% and 12% interest in the land.
As a group, members of the Hosoi family own approximately 46.2% of the outstanding shares of the Company. The lease which was for a term of five years expired on May 31, 1994. In August 1997 the terms for the five year option renewal period , retroactive to June 1, 1994, were agreed upon between the Company and the Trusts. The retroactive agreement provides for an annual lease rent of $312,498, including general excise.
In addition, the

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(12)  LEASE (CONTINUED)

Company is responsible for the payment of real property taxes on the share of the property owned by the Trust.
Total rental expense was $356,469 and $356,432 in 1998 and 1997, respectively.

Future minimum lease payment under the lease at May 31, 1998 for the year ending May 31, 1999 is $312,498.

On April 24, 1992, the Company entered into an operating lease for a hearse. The term of the lease is 60 months which expired on August 21, 1997. The noncancellable operating lease required monthly payments of $1,151. The lease agreement also required that the Company pays all costs of operating the vehicle. Lease rent expense was $2,302 and $13,812 for 1998 and 1997.


(13)  OTHER INCOME

Other income consists of the following:

                                                     1998           1997

Interest                                             $ 104,092      $   74,431
Capital gains and dividends                             17,589          10,964
Net gains from sale of securities                      104,819          53,622
Parking                                                 32,004          39,597
Others                                                  20,377          13,886

     Total other income                              $ 278,881       $ 192,500


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997


(14)  CASH FLOW SUPPLEMENTARY DISCLOSURE

Cash payments for interest and income taxes were as follows:


                                                     1998           1997
Interest                                             $       -      $   2,559

Income taxes                                         $ 205,629      $ 154,967


The Company had a non cash transaction during the year ended May 31, 1997 consisting of the surrender of a life insurance policy on the life of the former
President for $64,317 which was used to purchase an insurance policy for the Company's current President.


(15)  CONCENTRATIONS OF CREDIT RISK OF FINANCIAL INSTRUMENTS

The Company's cash and cash equivalents are deposited with five local financial institutions. For the year ended May 31, 1998, the Company had deposits in two financial institutions in excess of the deposit insurance of $100,000. At May 31, 1998 and 1997, the
Company's uninsured cash balances were $284,051 and $419,221, respectively.

The Company performs funeral services for deaths occurring principally on the island of Oahu located in the State of Hawaii. In the normal course of business the Company extends unsecured credit to its customers.


(16)  PRIOR YEAR ADJUSTMENTS

In October 1996, an Internal Revenue Service's examination for the year ended May 31, 1995 was settled. The settlement resulted in income tax assessments of $26,333 and $3,761 by the Internal
Revenue Service and the Hawaii State Tax Collector, respectively, which is reflected as an adjustment to retained earnings.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1998 and 1997



(16)  PRIOR YEAR ADJUSTMENTS (CONTINUED)

The Company exercised its option to renew the lease on the portion of the land owned by the Herman S. Hosoi
Trust and Hosoi-Tamori-Shimonishi Trust as discussed in Note (12). As a result, retroactive rents for the fiscal years ended May 31, 1995 and 1996 was reflected as a liability as of May 31, 1997.

                                                      1997

Rent accrual for May 31, 1995                         $ 80,562
Rent accrual for May 31, 1996                           80,562

                                                       161,124
Less deferred taxes                                    (68,035)

                                                      $ 93,089



(17)  SUBSEQUENT EVENT

On July 7, 1998, the Company in partnership with Woolsey
Funeral & Cemetery Services, Inc. formed a limited liability company named Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi) to provide funeral services to market sectors not previously serviced by the Company.
The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

GARDEN LIFE PLAN, LTD.

Financial Statements for the Years Ended May 31,
1998 and 1996 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

Garden Life Plan, Ltd.:

We have audited the accompanying balance sheets of Garden Life Plan, Ltd. as of May 31, 1998 and 1997, and the related statements of income and retained earnings and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Garden Life Plan, Ltd. at May 31, 1998 and
1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
August 5, 1998

GARDEN LIFE PLAN, LTD.
BALANCE SHEETS
MAY 31, 1998 AND 1997
ASSETS                                            1998           1997
CASH                                              $ 2,516,852    $   808,750
CERTIFICATE OF DEPOSIT - Restricted (Note 1)           50,000         50,000
ACCOUNTS AND CONTRACTS RECEIVABLE:
Installment contracts receivable, including
  amounts maturing after one year                   7,037,871      7,592,527
Less equity of trust fund in receivables
  (net of overpayments to the trust fund
   of $57,095 in 1997)                             (6,665,404)    (6,896,797)

                                                      372,467        695,730
Less allowance for cancellations                      (69,000)       (63,000)

                                                      303,467        632,730
Trust fund income receivable (Note 2)               4,035,569      3,453,552

Total accounts and contracts receivable             4,339,036      4,086,282

INCOME TAXES RECEIVABLE                                44,271         38,271

EQUIPMENT - Net of accumulated
  depreciation of $64,492 and $44,584 (Note 1)         31,833         36,626

TOTAL                                             $ 6,981,992    $ 5,019,929


LIABILITIES AND
STOCKHOLDERS' EQUITY                              1998           1997

LIABILITIES:
Accounts payable and accrued liabilities          $   155,513    $   186,463
Due to trust fund                                     296,225        332,704
Outstanding funeral service coupons (Note 5)          112,524        114,750
Accrued dividends                                   1,500,000
Deferred income taxes (Notes 1 and 4)               1,710,000      1,290,000
Total Liabilities                                   3,774,262      1,923,917

STOCKHOLDERS' EQUITY:
Capital stock, authorized, issued and
  outstanding, 1,000 shares of no par value             1,000          1,000
Retained Earnings                                   3,206,730      3,095,012

Stockholders' equity                              $ 3,207,730      3,096,012

TOTAL                                             $ 6,981,992    $ 5,019,929

See notes to financial statements.

GARDEN LIFE PLAN, LTD.
STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED MAY 31, 1998 AND 1997
                                                  1998           1997
REVENUE:
Income from pre-need funeral plan sales           $   657,525    $ 1,203,895
Less provision for cancellations                      (40,311)       (18,986)

Total revenue                                         617,214      1,184,909

SELLING AND ADMINISTRATIVE EXPENSES:
Selling                                               296,219        619,036
Administrative  (Note 5)                              405,324        393,618


Total selling and administrative expenses             701,543      1,012,654

OPERATING INCOME (LOSS)                               (84,329)       172,225

OTHER INCOME - Trust fund income                    2,666,047      1,641,352

INCOME BEFORE INCOME TAXES                          2,581,718      1,813,607

INCOME TAXES (Note 4):
Current                                               550,000        444,835
Deferred                                              420,000        565,165

Total income taxes                                    970,000      1,010,000

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                           1,611,718        803,607

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (Note 2)                                               1,574,286

NET INCOME                                          1,611,718      2,377,893

DIVIDENDS PAID                                     (1,500,000)    (1,888,596)

RETAINED EARNINGS, BEGINNING OF YEAR                3,095,012      2,605,715

RETAINED EARNINGS, END OF YEAR                    $ 3,206,730    $ 3,095,012

See notes to financial statements.

GARDEN LIFE PLAN, LTD.
STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1998 AND 1997
                                                  1998           1997
OPERATING ACTIVITIES:
Net income                                        $ 1,611,718    $ 2,377,893
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effect of change in accounting
    principle (Note 2)                                            (1,574,286)
  Depreciation                                         19,908         14,721
  Deferred income taxes                               420,000        565,165
  Changes in assets and liabilities:
    Contracts receivable - net                        329,263         18,450
    Trust fund income receivable                     (582,017)       465,962
    Accounts payable and accrued liabilities          (30,950)         9,114
    Due to (from) trust fund                          (36,479)       332,704
    Outstanding funeral service coupons                (2,226)        (5,250)
    Income taxes receivable                            (6,000)      (126,165)

Net cash provided by operating activities           1,723,217      2,078,308

INVESTING ACTIVITY - Equipment purchases              (15,115)       (16,078)

FINANCING ACTIVITY - Payment of dividends                 -       (1,888,596)

NET INCREASE IN CASH                                1,708,102        173,634

CASH, BEGINNING OF YEAR                               808,750        635,116

CASH, END OF YEAR                                 $ 2,516,852    $   808,750


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for income taxes                      $   556,000    $   571,000
  Dividends declared but unpaid as of year end      1,500,000

See notes to financial statements.

GARDEN LIFE PLAN, LTD.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1998 AND 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION - Garden Life Plan, Ltd. (the "Company") is owned by Hawaiian Memorial Park Cemetery ("HMPC") and Hosoi Garden Mortuary, Inc. ("Hosoi"). Each company owns 50% of Garden Life Plan, Ltd.

    BUSINESS - The Company is a sales organization that sells pre-need mortuary services. Approximately 25% of each sales contract is paid in cash and the remainder is paid under an installment contract over varying terms but usually 60 months. The first 30% of each contract is earned and recorded as revenue by the Company. This amount is used to cover the Company's initial "acquisition costs" (i.e., sales commissions and administrative costs) and is not refundable to customers under the terms of the contract. The remaining 70% is collected by the Company and paid to Garden Life Funeral Plan Trust
    (Trust), a trust administered by Pacific Century
    Trust.

    If a contract owner dies before the contract is fully paid, his or her estate must pay the balance of the contract.

    When a contract owner dies, the Trust pays the mortuary service provider (primarily Hosoi) for the contracted services at prices stipulated in the original contract (70% of the contract price).
    Such payments are made from Trust principal. The service provider absorbs any difference between the actual costs to perform the contracted services and the amounts received from the Trust under the terms of the contract. Trust earnings are payable to the Company and are recorded as income when earned by the Trust.

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

    INCOME TAXES - Income tax expense includes federal and Hawaii income taxes. Deferred income taxes are provided for significant temporary differences between the financial statement and income tax bases of assets and liabilities.

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

2.  THE TRUST

    As the Company collects on its pre-need funeral plan sales, it is obligated to pay amounts collected in excess of the first 30% of the original contract price to the Trust. To ensure that these funds will be available when the funeral services are performed, the market value of the Trust assets must equal or exceed the prospective obligation of the Trust. The market value of the Trust assets exceeded this contractual obligation by approximately $4,000,000 and $3,450,000 at May 31, 1998 and 1997,
    respectively.

    Information relating to Trust investments, obligations and earnings at May 31, 1998 and 1997 follows:

                                   1998                    1997
                                         Market                   Market
INVESTMENTS                  Cost        Value        Cost        Value
MAS Pooled Trust -
   Fixed Income Fund         $ 2,276,400 $2,276,337
Vanguard/Windsor Fund          1,517,600  1,780,706
Foreign Equity Fund            1,517,600  1,763,181
Pacific Capital Growth
   Stock Fund                  1,517,600  1,695,996
Dodge & Cox Stock Fund         1,517,600  1,677,374
Pacific Capital Growth
   & Income Fund               1,517,600  1,675,650
JP Morgan Institutional
   Bond Fund                   1,669,300  1,659,219
Vanguard Fixed Income
   Security Fund Intermediate
   Term US Treasury Portfolio  1,669,300  1,648,418
AIM Constellation Fund           758,800    855,675
Putnam Voyager Fund              758,800    854,644
Hawaiian Tax-Free Trust                               $ 6,081,470 $ 6,149,598
HTCO Income Stock Fund                                  1,267,931   4,360,269
Pacific Capital Diversified
  Fixed Income Fund                                     3,475,000   3,481,670
HTCO International Fund                                   190,700     209,681
Cash                             841,360     841,360      793,770     793,770

Total - Trust Net Assets     $15,561,960 $16,728,560  $11,808,871 $14,994,988

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

    The contractual obligation of the Trust to fund pre-need funeral plans approximated $12,700,000 and $11,500,000 at May 31, 1998 and 1997, respectively.
    Trust income to be distributed to the Company amounted to $4,035,569, including unrealized appreciation in the value of the Trust's investments of $1,166,600, as of May 31, 1998.

    The weighted average rate of earnings (including unrealized gains and losses) on Trust assets approximated 17% and 11% for the years ended May 31, 1998 and 1997, respectively.

    The timing of distribution of the Company's trust income receivable is generally dependent upon the market value of the Trust assets in relation to obligations.

    The State of Hawaii requires that an annual actuarial study be performed on the Trust to determine if Trust principal along with anticipated future net earnings are sufficient to meet the future liability to contract owners. Results of the study performed as of May 31, 1997 indicate that the value of the fund exceeds the present value of future claims. The actuarial study as of May 31, 1998 is not yet available. However, it is management's opinion that the value of the fund at May 31, 1998 is sufficient to meet the future obligation to contract owners.

3.  RELATED PARTY TRANSACTIONS

    Hosoi is the primary servicing mortuary. Payments made for services rendered on contracts are made directly to Hosoi by the Trust and are not reflected in these financial statements.

    The management fee paid to HMPC was $174,000 for the years ended May 31, 1998 and 1997.

4.  INCOME TAXES

    A reconciliation between the income tax provision and the amount computed using the statutory federal rate of 34% follows:

                                            1998                 1997
                                     Amount      Percent  Amount      Percent
Federal provision at statutory       $  877,784  34.0%    $  616,626  34.0%
Adjusted for:
  State income taxes                    (24,141) (0.9)       (22,630) (1.2)
  Dividend received deduction           (17,938) (0.7)       (20,541) (1.1)
  Adjustments to prior years' accruals
    relating to trust income reporting     -      2.4        353,343  19.4
  Other                                  63,292   2.4         16,642   0.9

Provision for federal taxes             898,997  34.8        943,440  52.0
Provision for state taxes                71,003   2.8         66,560   3.7

Total income tax provision           $  970,000  37.6%    $1,010,000  55.7%

    The temporary differences which gave rise to significant portions of deferred taxes at May 31, 1998 and 1997 were adjustments for a change in accounting method, reserve for cancellations, timing differences between book and tax recognition of trust income, and funeral service coupons.

    The deferred tax assets and liabilities at May 31, 1998 and 1997 were as follows:


                                   1998           1997
Deferred tax assets                $ 1,029,385    $   455,475
Deferred tax liabilities            (2,739,385)    (1,745,475)

Net                                $ 1,710,000)   $(1,290,000)


5.  COMPENSATION OF CHARTER MEMBERS

    In October 1995, the Company's Board of Directors moved to compensate its charter members for relinquishing their status as charter members with a final distribution consisting of an option to receive either $250 in cash or a $500 coupon for future funeral services. Charter members are the original customers of the Company, who had received payments from the Company in prior years at the discretion of the Board of Directors. The option expired February 29, 1996, at which time all charter members who had not exercised the $250 cash option were mailed the $500 coupon for future funeral services. The Company will pay the servicing mortuary for such services upon the death of the charter member and the receipt of the issued coupon.
    In fiscal 1996, the Company accrued the $210,500 estimated future cost of the option, and at May 31, 1998, the net present value of future payments on coupons outstanding approximated $112,500.

                             ******




GARDEN LIFE FUNERAL PLAN TRUST

Statements of Assets and Trust Equity (Modified Cash
Basis) as of May 31, 1998 and 1997, Supplemental
Schedule (Modified Cash Basis) for the Year Ended May
31, 1998 and Independent Auditors' Report


INDEPENDENT AUDITORS' REPORT

Garden Life Funeral Plan Trust:

We have audited the accompanying statements of assets and trust equity (modified cash basis) of Garden Life
Funeral Plan Trust as of May 31, 1998 and 1997.
These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.
In our opinion, such financial statements present fairly, in all material respects, the assets and trust equity of Garden Life Funeral Plan Trust as of May 31,
1998 and 1997, on the basis of accounting described in Note 1.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of trust fund deposits and withdrawals (modified cash basis) for the year ended May 31, 1998 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The schedule is the responsibility of the Trust's management.
Such supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP
August 5, 1998


GARDEN LIFE FUNERAL PLAN TRUST


STATEMENTS OF ASSETS AND TRUST EQUITY (MODIFIED CASH
BASIS) MAY 31, 1998 AND 1997
                                                     1998           1997
ASSETS

INVESTMENTS, AT MARKET (Note 1):
   MAS Pooled Trust-Fixed Income Fund
      (cost of $2,276,400)                           $ 2,276,337
   Vanguard/Windsor Fund (cost of $1,517,600)          1,780,706
   Foreign Equity Fund (cost of $1,517,600)            1,763,181
   Pacific Capital Growth Stock Fund
      (cost of $1,517,600)                             1,695,996
   Dodge & Cox Stock Fund (cost of $1,517,600)         1,677,374
   Pacific Capital Growth & Income Fund
      (cost of $1,517,600)                             1,675,650
   JP Morgan Institutional Bond Fund
      (cost of $1,669,300)                             1,659,219
   Vanguard Fixed Income Security Fund
      Intermediate Term US Treasury Portfolio
      (cost of $1,669,300)                             1,648,418
   AIM Constellation Fund (cost of $758,800)             855,675
   Putnam Voyager Fund (cost of $758,800)                854,644
   Hawaiian Tax-Free Trust (cost of $6,081,470)                     $ 6,149,598
   HTCO Income Stock Fund (cost of $1,267,931)                        4,360,269
   Pacific Capital Diversified Fixed Income Fund
      (cost of $3,475,000)                                            3,481,670
   HTCO International Fund (cost of $190,700)                           209,681

CASH INVESTMENTS (Note 1)                                841,360        793,770

TOTAL ASSETS                                         $16,728,560    $14,994,988


TRUST EQUITY  (Note 2)                               $16,728,560    $14,994,988

 See notes to financial statements.

GARDEN LIFE FUNERAL PLAN TRUST

NOTES TO FINANCIAL STATEMENTS (MODIFIED CASH BASIS)
MAY 31, 1998 AND 1997


1.   SUMMARY OF BUSINESS AND ACCOUNTING POLICIES
     Garden Life Funeral Plan Trust (the "Trust") was established by Garden Life Plan, Ltd., with
     Hawaiian Trust Company, Ltd., as trustee, to comply with Chapter 441 of the Hawaii Revised Statutes which requires every pre-need funeral licensee
     (Garden Life Plan, Limited, the "Licensee") to set up and maintain one or more trusts to hold, administer, invest, and distribute pre-need funeral service funds. Such funds are held in trust for the contract owner or "trustor" to pay for his or her contracted funeral services upon death.

     The Trust comprises two separate trusts - one for contracts written prior to 1988 (the "Pre-1988
     Trust") and one for contracts written thereafter
     (the "Post-1988 Trust"). The financial information for the Pre-1988 Trust and the Post-1988 Trust has been combined for this financial presentation.

     BASIS OF ACCOUNTING - The statement of assets and trust equity is prepared on the cash basis, except that investment funds are stated at market values, which have been determined by Hawaiian Trust
     Company, Ltd., based on the closing market prices of the underlying portfolio of funds at year end.
     Certain revenue and the related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred.
     Accordingly, the accompanying financial statements are not intended to present financial position in conformity with generally accepted accounting principles.

     OPERATION OF TRUST - The Licensee, after recovery of 30% of the pre-need funeral service contract price, is required to deposit all subsequent contract receipts in the Trust. The income from investments of the Trust is to be distributed to the Licensee. The principal amount deposited should not be diminished or withdrawn except in payment of the funeral services contracted for or unless reclaimed by the trustor if the contract is canceled.

     CASH INVESTMENTS - Cash investments represent cash deposited in the trustee's cash management funds.

     INCOME TAXES - Investment income, net of Trust expenses, is to be distributed to the Licensee.
     In the case of the Pre-1988 Trust, income tax attributes related to trust income and expenses are reported to the Licensee for inclusion in the Licensee's income tax returns. In the case of the Post-1988 Trust, the Trust has elected to be treated as a Qualified Funeral Trust (QFT). The
     QFT reports the Trust income and expenses in its tax returns and pays the related taxes (as an expense of the Trust). The remainder is distributed to the Licensee and is recognized as service income on the Licensee's income tax returns.

2.   TRUST EQUITY

     At May 31, 1998 and 1997, the Trust equity consisted of:

                                                1998           1997
Income from the Trust to be distributed to
   the Licensee in the future                   $ 4,035,569    $ 3,453,552
Cumulative deposits - net of withdrawals for
   funeral services and cancellations            12,692,991     11,541,436

                                                $16,728,560    $14,994,988

GARDEN LIFE FUNERAL PLAN TRUST

SUPPLEMENTAL SCHEDULE OF TRUST FUND DEPOSITS AND
WITHDRAWALS (MODIFIED CASH BASIS)
YEAR ENDED MAY 31, 1998


The following is a summary of the principal deposits to the Trust and withdrawals from the Trust for the year ended May 31, 1998:

Cumulative deposits at beginning of year - net of
  withdrawals for funeral services and cancellations      $ 11,541,436
Principal deposits received for the year                     1,725,609
Less withdrawals for funeral services and
  cancellations for the year                                  (574,054)

Cumulative deposits at end of year - net of
  withdrawals funeral services and cancellations            12,692,991


The following is a summary of principal amounts received by the Licensee and principal deposits made to the Trust for the year ended May 31, 1998: The amounts reflected for principal receipts by the Licensee represent the sales price of contracts sold reduced by the first 30% of such sales prices which is retained by the Licensee.

                                                          Principal
                                                          Deposits
                                      Principal           to Trust
                                      Receipts by         (As recorded
                                      the Licensee        by Trust
June 1997                             $   127,724         $   332,704
July                                      162,256              67,157
August                                    119,839
September                                 193,244             162,387
October                                   146,025             313,083
November                                  134,095
December                                  140,322             280,120
January 1998                              143,737
February                                  116,060             140,322
March                                     170,039             259,797
April                                     149,488
May                                       146,737             170,039

Total                                 $ 1,749,566         $ 1,725,609

Principal deposits to the Trust as of May 31, 1997 were overpaid by $57,095. The Licensee reduced the June
1997 principal deposit to reflect the overpayment.
Other adjustments totaling $3,341 were reflected in the June and July 1997 principal deposits to the Trust. The principal due the Trust at May 31, 1998 of $296,225 was subsequently paid to the Trust by the Licensee.

                       -5-