Form 10QSB
period 1998-08-31
HOSOI GARDEN MORTUARY INC
filed 1998-10-15
CIK 48544

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______________to________________

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

                      Yes X                   No


                    1,732,508 shares of Common Stock
                     Outstanding at August 31, 1998

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

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     10

PART II - Other Information                                        11

SIGNATURES                                                         12

                           DISCLAIMER OF OPINION
                           _ _ _ _ _ _ _ _ _ _ _


To the Board of Directors

  Hosoi Garden Mortuary, Inc.

The accompanying balance sheet of

                        HOSOI GARDEN MORTUARY, INC.

as of August 31, 1998, and the related statements of income and cash flows for the three months ended August 31, 1998 and 1997 were not audited by us and accordingly, we do not express an opinion on them.


September 29, 1998
Honolulu, Hawaii

ENDO & COMPANY

                        HOSOI GARDEN MORTUARY, INC.

                              BALANCE SHEET
                              _ _ _ _ _ _ _

                             August 31, 1998

[CAPTION]
                               A S S E T S
[S]                                                          [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                          $    560,486
  Certificate of deposit                                           600,000
  Securities available-for-sale, at market (Note 2)                717,947
  Accounts receivable, less allowance for doubtful
   accounts of $86,486                                             265,480
  Income taxes receivable                                          226,357
  Inventories                                                      139,903
  Prepaid expenses and others                                      111,857
  Deferred income taxes (Note 5)                                    46,531
                                                              ------------
    TOTAL CURRENT ASSETS                                         2,668,561
                                                              ------------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                1,663,336
  Cemetery plots                                                     1,350
  Securities held-to-maturity, at cost (Note 2)                    825,166
                                                              ------------
                                                                 2,489,852
                                                              ------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                    1,519,443
                                                               -----------

OTHER ASSETS                                                        93,435
                                                              ------------
       TOTAL ASSETS                                            $ 6,771,291
                                                              ============

[CAPTION]
                           L I A B I L I T I E S
[S]                                                          [C]
CURRENT LIABILITIES
  Accounts payable                                            $    249,159
  Accrued liabilities                                              148,152
                                                              ------------
       TOTAL CURRENT LIABILITIES                                   397,311
                                                              ------------

DEFERRED INCOME TAXES (Note 5)                                      98,517
                                                              ------------
[CAPTION]
                    S T O C K H O L D E R S'  E Q U I T Y
[S]                                                          [C]
CAPITAL CONTRIBUTED (Note 8)
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                       437,428
  Less 230,847 reacquired shares                                   (46,390)
                                                             -------------
       TOTAL CAPITAL CONTRIBUTED                                   391,038

RETAINED EARNINGS                                                5,941,415

NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE,
 net of applicable deferred income taxes  (Note 2)                  24,292

TREASURY STOCK, 223,785 shares, at cost (Note 8)                   (81,282)
                                                              ------------
       TOTAL STOCKHOLDERS' EQUITY                                6,275,463
                                                              ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 6,771,291
                                                              ============
[FN]
       See the accompanying Notes to Financial Statements
                            (Unaudited)
                                 2

                       HOSOI GARDEN MORTUARY, INC.

                          STATEMENTS OF INCOME
                        _ _ _ _ _ _ _ _ _ _ _ _ _

               Three Months Ended August 31, 1998 and 1997

[CAPTION]
                                                1998             1997
                                            -----------     ------------
[S]                                         [C]             [C]
NET SALES AND SERVICES                       $  627,653      $   647,905

COST OF SALES AND SERVICES                      478,221          503,849
                                             ----------      -----------
       GROSS PROFIT                             149,432          144,056

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                       155,406          165,141
                                             ----------      -----------
       OPERATING LOSS                            (5,974)         (21,085)

OTHER INCOME (EXPENSE)
  Parking, dividends, interest and
   miscellaneous income                          36,622           40,748
  Interest                                       (1,643)           -
                                            -----------       ----------

      INCOME BEFORE INCOME TAXES
       AND EQUITY IN EARNINGS OF
       GARDEN LIFE PLAN, LTD.                    29,005           19,663

INCOME TAXES (Note 6)                            11,616            7,439
                                            -----------      -----------
       INCOME BEFORE EQUITY IN EARNINGS
        OF GARDEN LIFE PLAN, LTD.                17,389           12,224

EQUITY IN EARNINGS OF GARDEN LIFE PLAN,
 LTD., net of deferred income taxes of
 $4,753 and $13,680 (Note 3)                     54,715          157,492
                                           ------------      -----------
       NET INCOME                          $     72,104      $   169,716
                                           ============      ===========

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (Note 7)                          1,735,710        1,770,805
                                           ============      ===========
EARNINGS PER COMMON SHARE (Note 7)         $        .04      $       .10
                                           ============      ===========
[FN]
        See the accompanying Notes to Financial Statements
                              (Unaudited)

                        HOSOI GARDEN MORTUARY, INC.

                         STATEMENTS OF CASH FLOWS
                         _ _ _ _ _ _ _ _ _ _ _ _ _

                Three Months Ended August 31, 1998 and 1997


[CAPTION]
                                                 1998             1997
                                            ------------     -------------
[S]                                         [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $    72,104      $  169,716
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operations
    Depreciation                                  16,172          14,848
    Gain on sale of securities                    (4,615)         (9,707)
    Undistributed earnings of affiliate          (59,468)       (171,172)
    Deferred income taxes                        (47,479)         17,449
    Cash value of life insurance policies          2,812             385
  (Increase) decrease in certain assets
    Accounts receivable                          759,308          23,713
    Income tax receivable                         29,392         (16,878)
    Inventories                                    9,365          37,287
    Prepaid expenses and others                  (47,070)        (36,280)
  (Decrease) increase in certain liabilities
    Accounts payable                             (36,286)        (55,148)
    Accrued liabilities                           12,668          17,308
    Income taxes payable                            -            (76,716)
                                             -----------      ----------
       NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                     706,903         (85,195)
                                             -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (11,056)         (9,871)
  Purchase of certificate of deposit            (600,000)            -
  Increase in securities                         (56,830)     (1,048,111)
  Proceeds from sale of securities                67,220       1,058,548
  Payment of premiums on life insurance
   policies                                        7,674          (2,811)
                                             -----------     -----------
       NET CASH USED IN INVESTING
        ACTIVITIES                              (592,992)         (2,245)
                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 - Shares reacquired                             (52,296)        (36,888)
                                             -----------     -----------
       NET INCREASE (DECREASE) IN CASH            61,615        (124,328)

CASH AT BEGINNING OF PERIOD                      498,871         776,095
                                             -----------     -----------
CASH AT END OF PERIOD                        $   560,486     $   651,767
                                             ===========     ===========

[FN]
       See the accompanying Notes to Financial Statements
                            (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         August 31, 1998 and 1997


(1)  Cash and cash equivalents
     -------------------------
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


(2)  Investment securities
     ---------------------
     At August 31, 1998, the Company held investments in the following types of securities:

[CAPTION]
                                         Gross         Gross
                         Amortized     Unrealized     Unrealized      Fair
                            Cost          Gain           Loss         Value
                         ---------     ----------     ----------   ----------
     [S]                 [C]           [C]            [C]          [C]
     Available-for-sale
      Equity securities  $   82,567         23,702     $   11,148   $   95,121
      Mutual funds          596,216         26,627             17      622,826
                         ----------     ----------     ----------   ----------
                            678,783         50,329         11,165      717,947

     Held-to-maturity
      U.S. Treasury
       bills                 825,166         2,771            302      827,635
                         -----------      --------     ----------   ----------
               Total     $ 1,503,949     $  53,100     $   11,467   $1,545,582
                         ===========     =========     ==========   ==========

     The maturities for all debt securities held at August 31, 1998 were:

[CAPTION]
                         Available-for-Sale               Held-to-Maturity
                        --------------------           -----------------------
                        Amortized     Market           Amortized        Market
                         Cost          Value              Cost           Value
                        ---------   --------           ---------      --------
     [S]               [C]          [C]                [C]            [C]
     Within 1 year      $    -       $   -              $ 719,902      $ 720,220

     After 1 year
      through 5 years        -           -                 40,623         41,046

     After 5 years           -           -                 64,641         66,369
                        ---------    --------           ---------      ---------
                        $    -       $   -              $ 825,166      $ 827,635
                        =========    ========           =========      =========

[FN]

                               (Unaudited)
                                    5

                        HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          August 31, 1998 and 1997



(2)  Investment securities (continued)
     ---------------------
     The Company sold available-for-sale and held-to-maturity securities for $67,220 and $1,058,548 in 1998 and 1997, respectively. The net realized gain of $4,615 and $9,707 in 1998 and 1997, respectively, is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

     The unrealized holding gains on investment securities available-for-sale as of August 31, 1998, and reported as a separate component of Stockholder's Equity are as follows:

[CAPTION]
                                                              1998
                                                           ---------
      [S]                                                  [C]
      Unrealized holding gains, net of losses               $ 39,164

      Deferred income tax on net unrealized holding gains    (14,872)
                                                            --------
                                                            $ 24,292
                                                            ========

(3)  Garden Life Plan, Ltd.
     ---------------------
     Investment in Garden Life Plan, Ltd. represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd. (GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by Hosoi Garden Mortuary, Inc.

     All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. GLP is entitled to all earnings from funds held in trust which amounted to $2,666,047 and $1,641,352 for the years ended May 31, 1998 and 1997, respectively, and is reflected in Other Income. Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor GLP.

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

[FN]

                                (Unaudited)
                                     6

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         August 31, 1998 and 1997



(3)  Garden Life Plan, Ltd. (continued)
     ----------------------
     Audited financial statements of this subsidiary as of May 31, 1998 and 1997 reflected the following summarized financial position and results of operations:

[CAPTION]
                                                    1998             1997
                                                 -----------     -----------
             [S]                                 [C]             [C]
             Total assets                        $ 6,981,992     $ 5,019,929
             Total liabilities                     2,274,260       1,923,917
                                                 -----------     -----------
             Total stockholders' equity          $ 4,707,732     $ 3,096,012
                                                 ===========     ===========

             Total revenues                      $   617,214     $ 1,184,909
                                                 ===========     ===========
             Operating (loss)income              $   (84,329)    $   172,255
                                                 ===========     ===========
             Other income                        $ 2,666,047     $ 1,641,352
                                                 ===========     ===========
             Cumulative effect of change in
             accounting principle                $     -         $ 1,574,286
                                                 ===========     ===========
             Net income                          $ 1,611,718     $ 2,377,893
                                                 ===========     ===========

     Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months ended August 31, 1998 and 1997.

     Investment in Garden Life Plan, Ltd. as of August 31, 1998 is accounted for as follows:

          [S]                                                    [C]
          Stockholders' equity at August 31, 1998 per Garden
            Life Plan, Ltd.'s balance sheet                       $ 3,326,672
          Equity Ownership                                                 50%
                                                                  -----------
          Total investment in Garden Life Plan, Ltd.              $ 1,663,336
                                                                  ===========

(4)  Related party transactions
     --------------------------
     On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi is $15,000.

     The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements and facilities use and related charges. The revenues from these services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $2,396 or .4% of Net sales and services.

[FN]
                               (Unaudited)
                                   7

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        August 31, 1998 and 1997



(5)  Deferred income taxes
     ---------------------
     Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses on securities for financial statement purposes and recognition of gains or losses when securities are sold for income tax purposes, and the equity method of accounting for the investment in subsidiary as explained under
     Garden Life Plan, Ltd. above.   Under the equity method the Company's
     share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

     The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purpose, and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.

     At August 31, 1998 the Company's retained earnings included approximately $1,663,336 of undistributed earnings of Garden Life Plan, Ltd.


(6)  Income taxes
     ------------
     The provision for income taxes consists of the following:

[CAPTION]
                                                 1998             1997
                                            ------------     ------------
          [S]                               [C]              [C]
          Federal:
            Current                          $    12,390      $     3,218
            Deferred                              (2,476)           4,980
                                             -----------      -----------
                                                   9,914            8,198
                                             -----------      -----------
          State:
            Current                                2,169              453
            Deferred                                (467)          (1,212)
                                             -----------      -----------
                                                   1,702             (759)
                                             -----------      -----------
                Total                        $    11,616      $     7,439
                                             ===========      ===========

[FN]

                               (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          August 31, 1998 and 1997



(7)  Earnings per share
     ------------------
     Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,735,710 for 1998 and 1,770,805 for 1997.


(8)  Reacquired shares
     -----------------
     Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

     The 223,785 shares reflected as Treasury Stock as of August 31, 1998 and 1997, reflects shares acquired before July 1, 1987.

[FN]

                               (Unaudited)

                        HOSOI GARDEN MORTUARY, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 1998.

The working capital and working capital ratio at August 31, 1998 reflected strong liquidity as follows:

          [S]                             [C]
          Working capital                  $ 2,271,250
          Working capital ratio                6.7:1


Changes in results of operations

Net Sales and Services - Net sales and services in 1998 decreased by 3.1% over 1997. The decrease resulted principally from decreases in merchandise sales and funeral service revenues as a result of a shift toward private services.

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 76.2% in 1998 from 77.8% in 1997. The decrease is due to a decrease in the cost of merchandise sales , supplies and real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales, decreased from 25.5% in
1997 to 24.8% in 1998.   The decrease resulted from decreases in professional
fees offset by increases in accruals for profit sharing and bad debts expenses.

Income Taxes - The effective income tax rate is 40.0% for 1998 and 37.8% for 1997.

Other Income (Expense) - Other income as a percent of net sales and services decreased to 5.8% in 1998 from 6.3% in 1997. The decrease resulted primarily from a decrease in gains on sale of securities.

[FN]

                            HOSOI GARDEN MORTUARY, INC.

                            PART II - OTHER INFORMATION
                            _ _ _ _ _ _ _ _ _ _ _ _ _ _

                              August 31, 1998 and 1997



Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three-months ended August 31, 1998.



[FN]

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.



                               HOSOI GARDEN MORTUARY, INC.
                                 (Small business issuer)



Date   October 14, 1998                          Clifford Hosoi
     ------------------                     -------------------------
                                            Clifford Hosoi, President


Date   October 14, 1998                           Keith Numazu
     ------------------                     --------------------------
                                            Keith Numazu, Treasurer
[FN]

                          EXHIBIT INDEX
[CAPTION]
EXHIBIT NO.              DESCRIPTION
-----------         ----------------------
[C]                 [S]
 27                 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.