Form 10QSB
period 1998-11-30
HOSOI GARDEN MORTUARY INC
filed 1999-01-15
CIK 48544

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended November 30, 1998


[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to______

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

                   1,726,433 shares of Common Stock
                   Outstanding at November 30, 1998

                      HOSOI GARDEN MORTUARY, INC.
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _



                               CONTENTS
                               _ _ _ _
[CAPTION]

                                                                   Pages
[S]                                                                [C]
DISCLAIMER OF OPINION                                               1


PART I -  Financial Information

 Item 1.Financial Statements

  Balance Sheet                                                     2

  Statements of Income                                              3

  Statements of Cash Flows                                          4

  Notes to Financial Statements                                   5 - 10

 Item 2.Management's Discussions and Analysis of Financial
        Condition and Results of Operations                         11


PART II - Other Information                                         12


SIGNATURES                                                          13

                          DISCLAIMER OF OPINION
                          _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors

   Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of November 30, 1998, and the related statements of income and cash flows for the three-months and six-months ended November 30, 1998 and 1997 were not audited by us and accordingly, we do not express an opinion on them.


January 4, 1999

Endo & Company
Honolulu, Hawaii

                      HOSOI GARDEN MORTUARY, INC.

                            BALANCE SHEET
                             _ _ _ _ _ _ _

                           November 30, 1998

[CAPTION]
                                 A S S E T S
[S]                                                              [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                             $    498,371
  Certificate of deposit                                              600,000
  Securities available-for-sale, at market (Note 2)                   826,789
  Accounts receivable, less allowance for doubtful accounts
   of $94,162                                                         289,044
  Income taxes receivable                                             220,910
  Inventories                                                         139,269
  Prepaid expenses and others                                          64,147
  Deferred income taxes (Note 5)                                       44,285
                                                                  -----------
       TOTAL CURRENT ASSETS                                         2,682,815
                                                                  -----------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 3)                                   1,691,502
  Woolsey-Hosoi Mortuary Service, LLC (Note 4)                         15,000
  Cemetery plots                                                        1,350
  Securities held-to-maturity, at cost (Note 2)                       844,871
                                                                  -----------
                                                                    2,552,723
                                                                  -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation      1,506,105
                                                                  -----------
OTHER ASSETS                                                           95,028
                                                                  -----------
      TOTAL ASSETS                                                $ 6,836,671
                                                                  ===========

[CAPTION]
                      L I A B I L I T I E S
[S]                                                              [C]
CURRENT LIABILITIES
  Accounts payable                                               $    273,724
  Accrued liabilities                                                  76,571
                                                                 ------------
      TOTAL CURRENT LIABILITIES                                       350,295
                                                                 ------------
DEFERRED INCOME TAXES (Note 5)                                        131,279
                                                                 ------------

[CAPTION]
                   S T O C K H O L D E R S '  E Q U I T Y

[S]                                                              [C]
CAPITAL CONTRIBUTED (Note 8)
  Common stock, par value $.20 per share; authorized
  3,625,000 shares, issued 2,187,140 shares                           437,428
  Less 236,922 reacquired shares                                      (47,604)
                                                                  -----------
       TOTAL CAPITAL CONTRIBUTED                                      389,824
                                                                  -----------
RETAINED EARNINGS (Note 8)                                          5,972,426
                                                                  -----------
NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE, net of
  deferred taxes (Note 2)                                              74,129
                                                                  -----------
TREASURY STOCK, 223,785 shares, at cost (Note 8)                      (81,282)
                                                                  -----------
       TOTAL STOCKHOLDERS' EQUITY                                    6,355,097
                                                                  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  6,836,671
                                                                  ============
[FN]

       See the accompanying Notes to Financial Statements
                            (Unaudited)
                                 2

                       HOSOI GARDEN MORTUARY, INC.

                          STATEMENTS OF INCOME
                           _ _ _ _ _ _ _ _ _ _

[CAPTION]

                           Three-Months Ended       Six-Months Ended
                             November 30,              November 30,
                           -----------------------  -------------------------
                            1998        1997        1998          1997
                           ----------   ----------  ----------    -----------
[S]                         [C]         [C]         [C]           [C]
NET SALES AND SERVICES      $  645,231  $  631,131  $ 1,272,884   $ 1,279,036

COST OF SALES AND SERVICES     476,793     493,468      955,014       997,317
                            ----------  ----------  -----------   -----------
    GROSS PROFIT               168,438     137,663      317,870       281,719

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       166,224     145,529      321,630       310,670
                            ----------  ----------  -----------    ----------
    OPERATING INCOME (LOSS)      2,214      (7,866)      (3,760)      (28,951)

OTHER INCOME (EXPENSE)
 Parking, dividends, interest
  and miscellaneous income      35,180     118,390       71,802       159,138
 Interest expense                 -           -          (1,643)         -
                             ---------   ---------   ----------     ---------
    INCOME BEFORE INCOME
     TAXES AND EQUITY IN
     EARNINGS OF GARDEN
     LIFE PLAN,  LTD.           37,394     110,524       66,399       130,187

 INCOME TAXES (Note 6)           7,694      45,162       19,310        52,601
                            ----------   ---------    ---------      --------
     INCOME BEFORE EQUITY
      IN EARNINGS OF GARDEN
      LIFE PLAN, LTD.           29,700      65,362       47,089        77,586

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of
 deferred  income taxes
 (Note 3)                       25,915     129,591       80,630       287,083
                            ----------   ---------    ---------     ---------
      NET INCOME           $    55,615   $ 194,953    $ 127,719     $ 364,669
                           ===========   =========    =========     =========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
 (Note 7)                   1,729,583   1,753,125     1,734,697     1,761,965
                           ==========   =========     =========     =========
EARNINGS PER COMMON SHARE
 (Note 7)                       $.03        $.11         $.07          $.21
                                ====        ====         ====          ====
[FN]


             See the accompanying Notes to Financial Statements
                                (Unaudited)

                    HOSOI GARDEN MORTUARY, INC.

                      STATEMENTS OF CASH FLOWS
                       _ _ _ _ _ _ _ _ _ _ _ _

             Six-Months Ended November 30, 1998 and 1997

[CAPTION]

                                                    1998             1997
                                                ------------     -----------
[S]                                             [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $   127,719      $   364,669
  Adjustments to reconcile net income to net
   cash provided by (used in) operations
     Depreciation                                     33,007           29,695
     Gain on sale of securities                       (9,061)         (94,311)
     Undistributed earnings of affiliate             (87,634)        (312,019)
     Cash value of life insurance policies             1,219             (560)
     Deferred income taxes                           (42,982)          80,011
  (Increase) decrease in certain assets
     Accounts receivable                             735,744           33,958
     Income tax receivable                            34,840          (79,222)
     Inventories                                       9,999            8,618
     Prepaid expenses and others                         640              (95)
  (Decrease) increase in certain liabilities
     Accounts payable                                (11,721)         (89,915)
     Income taxes payable                               -             (76,716)
     Accrued liabilities                             (58,913)        (120,385)
                                                  ----------        ---------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                       732,857         (256,272)
                                                  ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (14,553)         (22,459)
  Increase in securities                            (838,886)      (2,259,145)
  Investment in Woolsey-Hosoi Mortuary
   Service, LLC                                      (15,000)            -
  Proceeds from sale of securities                   805,523        2,542,378
  Increase in certificate of deposit                (600,000)         (70,000)
  Premiums payments on life insurance policies         7,674           (2,811)
                                                  ----------       ----------
         NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                      (655,242)         187,963
                                                  ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                      (78,115)        (120,868)
                                                  ----------        ---------
         NET CASH USED IN FINANCING ACTIVITIES       (78,115)        (120,868)
                                                  ----------       ----------
         NET DECREASE                                   (500)        (189,177)

CASH AND CASH EQUIVALENTS, beginning of period        498,871         776,095
                                                  -----------       ---------
CASH AND CASH EQUIVALENTS, end of period          $   498,371     $   586,918
                                                  ===========     ===========

[FN]

             See the accompanying Notes to Financial Statements
                                (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        November 30, 1998 and 1997



(1)  Cash and cash equivalents

For purpose of the Statements of Cash Flows, cash equivalents include certificate of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition. For debt instruments, carrying value is a reasonable estimate of fair value.

The Company's cash is deposited with three local financial institution. At November 30, 1998 and 1997, the Company had deposits in two of these financial institutions in excess of the deposit insurance of $100,000.

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


(2)  Investment securities

The Company held investments in the following types of securities:

[CAPTION]
                                             Gross      Gross
                            Amortized     Unrealized  Unrealized      Fair
                              Cost           Gain        Loss        Market
                           -----------   -----------   ---------   ---------
[S]                        [C]           [C]           [C]         [C]
    November 30, 1998
     Available-for-sale
      Equity securities    $   106,133   $    36,909   $   8,125  $   134,917
      Mutual Funds             601,144        90,878         150      691,872
                           -----------   -----------   ---------  -----------
                               707,277       127,787       8,275      826,789
    Held-to-Maturity
     U. S. Treasury Notes      844,871         3,290         426      847,735
                           -----------    ----------   ---------  -----------
           Totals          $ 1,552,148    $  131,077   $   8,701  $ 1,674,524
                           ===========    ==========   =========  ===========
    November 30, 1997
     Available-for-sale
      Equity securities    $    74,667    $   34,805   $   1,882   $  107,590
     Mutual Funds              543,559        38,234          94      581,699
                           -----------    ----------    --------   ----------
                               618,226        73,039       1,976      689,289
    Held-to-Maturity
     U. S. Treasury Notes    1,119,169         1,494       4,005    1,116,658
                           -----------    ----------   ---------   ----------
           Totals          $ 1,737,395    $   74,533   $   5,981  $ 1,805,947
                           ===========    ==========   =========  ===========
[FN]


                                (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         November 30, 1998 and 1997



(2)  Investment securities (continued)

The maturities for all debt securities held at November 30, 1998 were:

[CAPTION]
                           Available-for-Sale         Held-to-Maturity
                          --------------------     ----------------------
                          Amortized     Market     Amortized       Market
                             Cost        Value        Cost         Value
                          ---------    -------     ---------    ----------
[S]                       [C]          [C]         [C]          [C]
     Within 1 year        $    -       $   -       $ 739,608    $  739,476

     After 1 year
      through 5 years          -           -          40,623        41,129

     After 5 years             -           -          64,640        67,130
                          ---------    -------     ---------    ----------
                          $    -        $  -       $ 844,871    $  847,735
                          =========    =======     =========    ==========
[FN]

The Company sold securities available-for-sale and held-to-maturity for $805,523 and $582,258 in 1998 and 1997, respectively. The gross realized gains of $14,233 in 1998 and $96,416 in 1997, are reflected in earnings.
Gross realized losses of $5,172 in 1998 and $2,105 in 1997 is reflected in earnings. The cost of the securities sold was based on the cost of all the shar es of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of November 30, 1998 is reported as a separate component of Stockholders' Equity as follows:

[CAPTION]
                                                                     1998
                                                                  ---------
     [S]                                                          [C]
     Unrealized holding gains, net of losses                      $ 119,512

     Deferred income tax on net unrealized holding gains           (45,383)
                                                                  --------

                                                                $   74,129
                                                                ==========
(3)  Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd.
(GLP), a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by Hosoi Garden Mortuary, Inc.

[FN]
                              (Unaudited)
                                  6

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        November 30, 1998 and 1997



(3)   Garden Life Plan, Ltd. (continued)

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited to be held in trust. GLP is entitled to all earnings from funds held in trust which amounted to $2,666,047 and $1,641,352 for the years ended May 31, 1998 and 1997, respectively, and is reflected in Other Income in the financial statement of GLP. Trust assets are not included in the financial statements of Hosoi Garden Mortuary, Inc. nor GLP.

Effective June 1, 1996, the Trust began recording its investments at market
value. Previously, the Trust recorded its investments at cost.   The
cumulative effect of this change as of June 1, 1996 was an increase in GLP's trust fund income receivable of $1,574,286, net of deferred income taxes of $964,885 and is reflected in GLP's net income of $2,377,893, for 1997, as shown below.

Audited financial statements of this subsidiary as of May 31, 1998 and 1997 reflected the following summarized financial position and results of operations:

[CAPTION]
                                                  1998           1997
                                               -----------     -----------
     [S]                                       [C]             [C]
     Total assets                              $ 6,981,992     $ 5,019,929
     Total liabilities                           2,274,260       1,923,917
                                               -----------     -----------
       Total stockholders' equity              $ 4,707,732     $ 3,096,012
                                               ===========     ===========
     Total revenues                            $   617,214     $ 1,184,909
                                               ===========     ===========
     Operating (loss)  income                  $   (84,329)    $   172,255
                                               ===========     ===========
     Other income                              $ 2,666,047     $ 1,641,352
                                               ===========     ===========
     Cumulative effect of change in
      accounting principle                     $      -        $ 1,574,286
                                               ===========     ===========
     Net income                                $ 1,611,718     $ 2,377,893
                                               ===========     ===========

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months and six-months ended November 30, 1998 and 1997 respectively.

[FN]

                           (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       November 30, 1998 and 1997



(3)  Garden Life Plan, Ltd. (continued)

Investment in Garden Life Plan, Ltd. as of November 30, 1998 is accounted for as follows:

      [S]                                                      [C]
      Stockholders' equity at November 30, 1998 per
       Garden Life Plan, Ltd.'s balance sheet                  $ 3,383,001
         Equity Ownership                                               50%
                                                               -----------
                                                                 1,691,501
         Rounding                                                        1
                                                               -----------
      Total investment in Garden Life Plan, Ltd.               $ 1,691,502
                                                               ===========

(4)  Related party transactions

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution in Woolsey-Hosoi is $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. The revenues from these services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $6,925 for the period ended November 30, 1998.


(5)   Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses, on investment securities for financial statement purposes and recognition of gains or losses when securities are sold for income tax purposes, and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purpose and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.

At November 30, 1998, the Company's retained earnings included approximately $1,691,502 of undistributed earnings of Garden Life Plan, Ltd.

[FN]

                                 (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      November 30, 1998 and 1997


(6)  Income taxes

The provision for income taxes consists of the following:

[CAPTION]

                                                1998            1997
                                            ----------      -----------
[S]                                         [C]             [C]
    Current:
      Federal                                $ 16,860       $      (106)
      State                                     3,147            (2,367)
                                             --------       ------------
         Total Current                         20,007            (2,473)
                                             --------       -----------
     Deferred:
       Federal                                   (586)           49,345
       State                                     (111)            5,729
                                             --------       -----------
          Total Deferred                         (697)           55,074
                                             --------       -----------
          Total Federal and State            $ 19,310         $  52,601
                                             ========       ===========

(7)  Earnings per share

Earnings per common share has been computed on the basis of a weighted average shares outstanding of 1,734,697 for 1998 and 1,761,965 for 1997.


(8)  Reacquired shares

Capital contributed is reduced for shares of the Company reacquired after June 30, 1987. Payments for shares in excess of the par value of each share
acquired has been charged to additional paid-in capital.   Purchase of
reacquired shares have exceeded the balance of additional paid-in capital and therefore, Retained Earnings is charged for the cost in excess of par value.

The 223,785 shares reflected as Treasury Stock as of November 30, 1998 reflects the shares acquired before July 1, 1987.


(9)  Year 2000 Issue

As of November 30, 1998, the Company had not devoted any significant efforts toward assessment of its Year 2000 issues and had not incurred any significant costs related to its Year 2000 issues.

[FN]


                             (Unaudited)

                        HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS

                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        November 30, 1998 and 1997



(9)  Year 2000 Issue (continued)

During 1999 the Company will initiate assessment of its exposure to Year 2000 issues. Its assessment will focus on the followings areas:

1.Assessment of its internal hardware, software and embedded systems. It is anticipated that most of the Company's hardware and software will be replaced with Year 2000 compliant third-party systems. It is not expected that embedded systems will have a major effect on the Company's operations.

2.Identification of major suppliers and other third-parties to understand their ability to continue providing products and services through the change to 2000.

It is expected that costs related to the Year 2000 issue will be funded through operating cash flow. The Company presently believes that the total cost of achieving Year 2000 compliant systems is not expected to be material to its financial condition, liquidity or results of operations.

[FN]



                               (Unaudited)

                      HOSOI GARDEN MORTUARY, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   November 30, 1998 and 1997



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 1998.

The working capital and working capital ratio at November 30, 1998 is as follows:

         [S]                        [C]
          Working capital            $2,332,520
          Working capital ratio           7.7:1


Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 75.0% from 78.0% for the six-months ended November 30, 1998 over 1997. The decrease is due principally to a decrease in the cost of merchandise purchased and a decrease in real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 25.3% from 24.3% for the six-months ended November 30, 1998 over 1997. The increase is due to increases in accruals for employee benefit plan and bad debt expense.

Income Taxes - The effective income tax rate has decreased to 29.1% for 1998 from 40.4% for 1997.

Other income (expense) - Other income as a percent of net sales decreased to 5.5% from 12.4% for the six-months ended November 30, 1998 over 1997. The decrease in other income resulted primarily from a reduction on sale of securities.

[FN]

                     HOSOI GARDEN MORTUARY, INC.

                    PART II - OTHER INFORMATION
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     November 30, 1998 and 1997




Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six-months ended November 30, 1998.


[FN]

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



                                          HOSOI GARDEN MORTUARY, INC.
                                                 (Registrant)


Date   01/14/99                                CLIFFORD HOSOI
    --------------                         -------------------------
                                           Clifford Hosoi, President


Date   01/14/99                                 KEITH NUMAZU
    -------------                          -------------------------
                                           Keith Numazu, Treasurer
                                           Corporate Treasurer and Bookkeeper

[FN]

                           EXHIBIT INDEX
                           -------------

EXHIBIT
  NO.                DESCRIPTION
-------              -----------
  27 Financial Date Schedule, which is submitted electroncially to the Securities and Exchange Commission for information only and not filed.