Form 10KSB/A
period 1998-05-31
HOSOI GARDEN MORTUARY INC
filed 1999-02-09
CIK 48544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB/A - Amendment No. 1

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

AMENDMENT

This amendment is being filed to note the revision to Note (12) of the Company's Financial Statements, which is set forth on Pages F-18 and F-19 of the Company's
Form 10-KSB for the fiscal year ended May 31, 1998.
The amended footnotes corrects the percentage ownership of the members of the Hosoi family to 27.97%, as noted in the second sentence of footnote number 12, entitled
"Lease", as follows:

(12)     LEASE

     The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts) which respectively owns a 13% and 12% interest in the land.
As a group, members of the Hosoi family own approximately
27.97% of the outstanding shares of the Company. The lease which was for a term of five years expired on May
31, 1994. In August 1997 the terms for the five year option renewal period , retroactive to June 1, 1994, were agreed upon between the Company and the Trusts.
The retroactive agreement provides for an annual lease rent of $312,498, including general excise. In addition, the Company is responsible for the payment of real property taxes on the share of the property owned by the Trust. Total rent al expense was $356,469 and $356,432 in 1998 and 1997, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Honolulu, Hawaii, January 27, 1998.

HOSOI GARDEN MORTUARY, INC


By CLIFFORD HOSOI
   President