Form 10QSB
period 1999-02-28
HOSOI GARDEN MORTUARY INC
filed 1999-04-14
CIK 48544

<PAGE 1>


                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to


                   Commission file number 0-2288

                          (Unaudited)

                  HOSOI GARDEN MORTUARY, INC.
----------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

  State of Hawaii                                  No. 99-0088064
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


   30 North Kukui Street
   (Corner of Nuuanu Avenue
   and Kukui Street)
   Honolulu, Hawaii                                  96817
----------------------------------------          -------------------
(Address of principal executive offices)          (Zip Code)

                  (808) 538-3877
---------------------------------------------------------------------
(Registrant's telephone number, including area code)

                        N/A
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  XX   No

                     1,715,933 shares of Common Stock
                     Outstanding at February 28, 1999

                       HOSOI GARDEN MORTUARY, INC.
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _

               Nine-Months Ended February 28, 1999 and 1998


[CAPTION]
                               CONTENTS
                                _ _ _ _
                                                                    [C]
[S]                                                                  Pages

DISCLAIMER OF OPINION                                                   1

PART I - Financial Information

     Item 1. Financial Statements

             Balance Sheet                                              2

             Statements of Income                                       3

             Statements of Cash Flows                                   4

             Notes                                                    5 - 12

     Item 2. Management's Discussions and Analysis of Financial
              Conditions and Results of Operations                      13

PART II - Other Information                                             14

SIGNATURES                                                              15

                        DISCLAIMER OF OPINION
                        _ _ _ _ _ _ _ _ _ _ _


To the Board of Directors

     Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of

                        HOSOI GARDEN MORTUARY, INC.

as of February 28, 1999, and the related statements of income for the three-months and nine-months ended February 28, 1999 and 1998 and the cash flows for the nine-months ended February 28, 1999 and 1998 were not audited by us and accordingly, we do not express an opinion on them.


March 25, 1999

Endo & Company
Honolulu, Hawaii

                       HOSOI GARDEN MORTUARY, INC.

                              BALANCE SHEET
                              _ _ _ _ _ _ _

                            February 28, 1999

[CAPTION]
                                A S S E T S
                                -----------
[S]                                                            [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 2)                            $     360,502
  Certificate of deposit                                              600,000
  Securities available-for-sale, at market (Note 3)                   836,909
  Accounts receivable, less allowance for losses of $101,788          312,869
  Income taxes receivable                                             183,887
  Inventories                                                         189,668
  Prepaid expenses and others                                         129,828
  Deferred income taxes (Note 6)                                       47,181
                                                                 ------------
          TOTAL CURRENT ASSETS                                      2,660,844
                                                                 ------------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 4)                                   2,258,280
  Woolsey-Hosoi Mortuary Services, LLC (Note 5)                        15,000
  Cemetery plots                                                        1,350
  Securities held-to-maturity, at cost (Note 3)                       844,872
                                                                 ------------
          TOTAL INVESTMENTS                                         3,119,502
                                                                 ------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
 depreciation                                                       1,518,555
                                                                 ------------
OTHER ASSETS                                                           96,620
                                                                 ------------
          TOTAL ASSETS                                           $  7,395,521
                                                                 ============

[CAPTION]
                             L I A B I L I T I E S
                             ---------------------
[S]                                                            [C]
CURRENT LIABILITIES
  Accounts payable                                              $     386,591
  Accrued liabilities                                                 109,215
                                                                -------------
          TOTAL CURRENT LIABILITIES                                   495,806
                                                                -------------

DEFERRED INCOME TAXES (Note 6)                                        175,634
                                                                -------------
[CAPTION]
                  S T O C K H O L D E R S'  E Q U I T Y
                  -------------------------------------
[S]                                                             [C]
CAPITAL CONTRIBUTED
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                          437,428
  Less 247,422 reacquired shares                                      (49,705)
                                                                 ------------
          TOTAL CAPITAL CONTRIBUTED                                   387,723

RETAINED EARNINGS                                                   6,345,048

NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE,
 net of deferred taxes (Note 3)                                        72,592

TREASURY STOCK, 223,785 shares, at cost (Note 8)                      (81,282)
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                                6,724,081
                                                                 ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  7,395,521
                                                                 ============

[FN]

           See the Accompanying Notes to Financial Statements
                              (Unaudited)
                                   2

                           HOSOI GARDEN MORTUARY, INC.

                             STATEMENTS OF INCOME
                              _ _ _ _ _ _ _ _ _ _

[CAPTION]
                             Three-Months Ended         Nine-Months Ended
                                February 28,               February 28,
                             --------------------    ------------------------
                                1999        1998        1999         1998
                             ----------  ----------   -----------  -----------
[S]                        [C]          [C]         [C]          [C]
NET SALES AND SERVICES      $   787,854  $  668,333  $ 2,060,738  $ 1,947,369

COST OF SALES AND SERVICES      548,357     528,514    1,503,371    1,525,831
                            -----------  ----------  -----------  -----------
    GROSS PROFIT                239,497     139,819      557,367      421,538

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        197,662     178,699      519,292      489,369
                            -----------  ----------  -----------  -----------
    OPERATING INCOME(LOSS)       41,835     (38,880)      38,075      (67,831)
                            -----------  ----------  -----------  -----------
OTHER INCOME (EXPENSE)
  Parking, dividends, interest
   and miscellaneous income      59,445      57,357      131,247      216,495
  Interest                         -           -          (1,643)        -
                            -----------  ----------  -----------  -----------
    INCOME BEFORE INCOME
     TAXES AND  EQUITY IN
     EARNINGS OF GARDEN
     LIFE PLAN, LTD.            101,280      18,477      167,679      148,664

INCOME TAXES (Note 7)            34,126       5,451       53,436       43,883
                           ------------  ----------  -----------  -----------
     INCOME BEFORE  EQUITY
      IN EARNINGS OF GARDEN
      LIFE PLAN, LTD.            67,154      13,026       114,243      104,781

EQUITY IN EARNINGS OF GARDEN
  LIFE PLAN, LTD., net of
   deferred income taxes
   (Note 4)                     521,481     575,698       602,111     862,781
                          -------------  ----------  ------------  ----------
       NET INCOME         $     588,635  $  588,724  $    716,354  $  967,562
                          =============  ==========  ============  ==========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
  (Note 8)                    1,722,325   1,746,818     1,730,573   1,756,916
                           ============  ==========  ============  ===========
EARNINGS PER COMMON SHARE
  (Note 8)                      $ . 34       $ .34        $ .41        $ .55
                                ======       =====        =====        =====
[FN]

                 See the Accompanying Notes to Financial Statements
                                     (Unaudited)
                                        3

                          HOSOI GARDEN MORTUARY, INC.

                           STATEMENTS OF CASH FLOWS
                            _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                                       Nine-Months Ended
                                                           February 28
                                                    -------------------------
                                                        1999           1998
                                                    ------------    ----------
[S]                                                 [C]             [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  716,354    $  967,562
    Adjustments to reconcile net income to net
     cash provided by (used in) operations
      Depreciation                                       49,842        44,543
      Gain on sale of securities                        (17,296)      (97,890)
      Undistributed earnings of Garden Life
       Plan, Ltd.                                      (654,412)     (937,722)
       Increase in cash value of life insurance
        policies                                          2,438        (1,505)
       Deferred income taxes                               (581)      179,201
     (Increase) decrease in certain assets
       Accounts receivable                               711,920      (46,502)
       Income taxes receivable                            71,862     (197,343)
       Inventories                                       (40,400)     (22,772)
       Prepaid expenses and othes                        (65,041)     (57,490)
     (Decrease) increase in certain liabilities
       Accounts payable                                  101,146      (26,252)
       Income taxes payable                                 -        (103,401)
       Accrued liabilities                               (26,269)    (227,298)
                                                   -------------   ----------
               NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                    849,563     (526,869)
                                                   -------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                       825,674    3,673,294
  Purchase of property and equipment                     (43,838)     (39,251)
  Increase in securities                                (863,403)  (3,137,187)
  Investment in Woolsey-Hosoi Mortuary Services, LLC     (15,000)       -
  Increase in certificate of deposit                    (600,000)       -
  Premium payments on life insurance policies              4,863       (2,811)
                                                   -------------  ------------
               NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                   (691,704)     494,045
                                                   -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                         (122,740)    (121,768)
  Cash dividends paid                                   (173,488)    (175,569)
                                                   -------------  ------------
               NET CASH USED IN FINANCING
                ACTIVITIES                              (296,228)    (297,337)
                                                   -------------  -----------
               NET DECREASE                             (138,369)    (330,161)

CASH, beginning of period                                498,871      776,095
                                                   -------------  -----------
CASH, end of period                                $     360,502  $   445,934
                                                   =============  ===========
[FN]

           See the Accompanying Notes to Financial Statements
                                (Unaudited)
                                     4

                          HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          February 28, 1999 and 1998

(1)  Use of estimates
     ----------------

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

(2)  Cash and cash equivalents
     -------------------------

For purposes of the Statements of Cash Flows, cash equivalents include certificate of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition.

The Company's cash is deposited with four local financial institution. At February 28, 1999 and 1998 the Company had deposits in two of these financial institutions in excess of the deposit insurance of $100,000.

[FN]

                             (Unaudited)
                                  5

                      HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     February 28, 1999 and 1998



(3)  Investment securities
     ---------------------

The Company held investments in the following types of securities:

[CAPTION]
                                            Gross        Gross
                           Amortized     Unrealized   Unrealized     Fair
                             Cost           Gain         Loss        Value
                           ---------    -----------   ----------  ------------
[S]                        [C]          [C]           [C]         [C]
February 28, 1999
  Available-for-Sale
   Equity Securities       $  102,669   $    31,576   $  8,125    $    126,120
  Mutual Funds                617,208        93,733        152         710,789
                           ----------   -----------   --------    ------------
                              719,877       125,309      8,277         836,909

Held-to-Maturity
  U.S. Treasury Notes         844,872         1,103      1,569         844,406
                          -----------   -----------   --------      ----------
       Totals             $ 1,564,749   $   126,412   $  9,846      $1,681,315
                          ===========   ===========   ========      ==========

February 28, 1998
  Available-for-Sale
  Equity Securities       $   77,276    $   40,773    $ 1,612       $  116,437
  Mutual Funds               589,044        54,657         24          643,677
                          ----------    ----------    -------       ----------
                             666,320        95,430      1,636          760,114

Held-to-Maturity
  U.S. Treasury Notes        821,780           859      4,959          817,680
                         -----------     ---------    -------       ----------
       Totals            $ 1,488,100     $  96,289    $ 6,595       $1,577,794
                         ===========     =========    =======       ==========
[FN]

                                 (Unaudited)
                                      6

                          HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          February 28, 1999 and 1998


(3)  Investment securities (continued)
     ---------------------

The maturities for all debt securities held at February 28, 1999 were:

[CAPTION]
                          Available-for-Sale           Held-to-Maturity
                         --------------------      ------------------------
                         Amortized     Market        Amortized       Market
                            Cost        Value          Cost          Value
                         ---------    -------      -----------    ---------
[S]                      [C]          [C]          [C]            [C]
Within 1 year            $    -       $   -        $ 760,260      $ 759,309

After 1 year
 through 5 years              -           -            36,511        36,748

After 5 years                 -           -            48,101        48,349
                         ---------   --------      ----------     ---------
                         $    -     $     -        $  844,872     $ 844,406
                         =========  =========      ==========     =========

The Company sold securities available-for-sale and held-to-maturity for $825,674 and $3,673,294 in 1999 and 1998, respectively. The gross net realized gain of $22,467 in 1999 and $102,047 in 1998 is reflected in earnings. The gross realized losses of $5,171 in 1999 and $4,157 in 1998 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The net unrealized holding gains on investment securities available-for-sale as of February 28, 1999 is reported as a separate component of Stockholders' Equity as follows:

  [S]                                                               [C]
  Unrealized holding gains, net of losses                          $  117,033
  Deferred income tax on net unrealized holding gains                 (44,441)
                                                                   ----------
                                                                   $   72,592
                                                                   ==========
[FN]

                              (Unaudited)
                                   7

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       February 28, 1999 and 1998


(4)  Garden Life Plan, Ltd.
     ----------------------

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

[FN]

                               (Unaudited)
                                   8

                         HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                           February 28, 1999 and 1998


(4)  Garden Life Plan, Ltd. (continued)
     ----------------------

Audited financial statements of this subsidiary as of May 31, 1998 and 1997 reflected the following summarized financial position and results of operations:
                                                     1998           1997
                                                ------------     ------------
   [S]                                          [C]              [C]
   Total assets                                 $  6,981,992     $  5,019,929
   Total liabilities                               2,274,260        1,923,917
                                                ------------     ------------
     Total stockholders' equity                 $  4,707,732     $  3,096,012
                                                ============     ============

   [S]                                         [C]              [C]
   Total revenue                                $    617,214     $  1,184,909
                                                ============     ============

   [S]                                         [C]             [C]
   Operating income (loss)                     $     (84,329)   $     172,255
                                               =============    =============

   [S]                                        [C]              [C]
   Other income                                $   2,666,047    $  1,641,352
                                               =============    ============
   [S]                                        [C]              [C]
   Cumulative effect of change in
    accounting principle                       $        -       $  1,574,286
                                               =============    ============
   [S]                                        [C]              [C]
   Net income                                  $   1,611,718    $  2,377,893
                                               =============    ============

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of GLP for its three-months and nine-months ended February 28, 1999 and 1998, respectively.

Investment in Garden Life Plan, Ltd. as of February 28, 1999 is accounted for as follows:

  [S]                                                          [C]
  Stockholders' equity as of February 28, 1999
   per Garden Life Plan, Ltd.'s balance sheet                  $  4,516,557
       Equity Ownership                                                  50%
                                                               ------------
                                                                  2,258,279
  Rounding                                                                1
                                                               ------------
       Total investment in Garden Life Plan, Ltd.              $  2,258,280
                                                               ============

[FN]

                                 (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         February 28, 1999 and 1998


(5)  Related party transactions
     --------------------------

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution in Woolsey-Hosoi is $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. The revenues form these services provided to Woolsey-Hosoi is reflected in net sales and services which amounted to $10,440 for the period ended February 28, 1999.


(6)  Deferred income taxes
     ---------------------

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses, on securities for financial statements and recognition of gains or losses when securities are sold for income tax purpos es, the inclusion of deferred earnings on an annuity policy for financial statements and the recognition of the earnings when received for tax purposes and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above.
Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends. At February 28, 1999 the Company's retained earnings included approximately $2,258,280 of undistributed earnings of GLP.

[FN]

                             (Unaudited)
                                 10

                    HOSOI GARDEN MORTUARY, INC.

                   NOTES TO FINANCIAL STATEMENTS
                   _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   February 28, 1999 and 1998


(6)  Deferred income taxes (continued)
     ---------------------

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

(7)  Income taxes
     ------------

The provision for income taxes consists of the following:

[CAPTION]

                                          1999             1998
                                       ---------        -----------
      [S]                              [C]              [C]
      Federal:
        Current                        $  48,916        $    (6,920)
        Deferred                          (3,023)            49,230
                                       ---------        -----------
             Total federal                45,893             42,310
                                       ---------        -----------
       State:
         Current                           8,113             (4,135)
         Deferred                           (570)             5,708
                                       ---------        -----------
             Total state                   7,543              1,573
                                       ---------        -----------
             Total income taxes        $  53,436        $    43,883
                                       =========        ===========

(8)  Earnings per share
     ------------------

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,730,573 for 1999 and 1,756,916 for 1998.

[FN]

                                (Unaudited)
                                     11

                      HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       February 28, 1999 and 1998


(9)  Reacquired shares
     -----------------

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of February 28, 1999 reflects shares acquired before July 1, 1987.


(10) Year 2000 Issue
     ---------------

As of February 28, 1999, the Company has not devoted any significant efforts toward assessment of its Year 2000 issues and had not incurred any significant costs related to its Year 2000 issues.

During 1999 the Company will initiate assessment of its exposure to Year 2000 issues. Its assessment will focus on the following areas:

1. Assessment of its internal hardware, software and embedded systems. It is anticipated that most of the Company's hardware and software will be replaced with Year 2000 compliant third-party systems. It is not expected that embedded systems will have a major effect on the Company's operations.

2. Identification of major suppliers and other third-parties to understand their ability to continue providing products and services through the change to 2000.

It is expected that costs related to the Year 2000 issue will be funded through operating cash flow. The Company presently believes that the total cost of achieving Year 2000 compliant systems is not expected to be material to its financial condition, liquidity or results of operations.

[FN]

                              (Unaudited)
                                  12

                      HOSOI GARDEN MORTUARY, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _


Changes in financial condition
------------------------------

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 28, 1999.

The working capital and working capital ratios at February 28, 1999 is as follows:

          [S]                        [C]
          Working capital            $   2,165,038
          Working capital ratio              5.4:1

Changes in results of operations
--------------------------------

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 73.0% from 78.4% for the nine-months ended February 28, 1999 over 1998. The decrease is due principally to an increase in revenues, as well as a decrease on real property taxes and salaries and wages.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales unchanged at 25.2% for 1999 and 25.1% for 1998.

Income Taxes - The effective income tax rate increased to 31.9% in 1999 from 29.5% in 1998.

Other Income (Expense) - Other income as a percent of net sales decreased to 6.4% from 11.1% for the nine-month ended February 28, 1999 over 1998. The decrease in other income resulted primarily from a decrease in capital gains on the sale of securities.

[FN]

                    HOSOI GARDEN MORTUARY, INC.

                    PART II - OTHER INFORMATION
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    February 28, 1999 and 1998


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on January 19, 1999, the Stockholders re-elected the following individuals as members of the
Board of Directors:   Sadako Hosoi, Berton Kato and Anne Tamori.  The
Stockholders elected Endo & Company as the auditors for 1999.


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine-months ended February 28, 1999.

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



                                           HOSOI GARDEN MORTUARY, INC.

                                                 (Registrant)


Date     April 14, 1999                    Clifford Hosoi
                                           ----------------------------
                                           Clifford Hosoi, President


Date     April 14, 1999                    Keith M Numazu
                                           ----------------------------
                                           Keith M Numazu, Treasurer

EXHIBIT INDEX

EXHIBITS
NO.                       DESCRIPTION
27 Financial Data Schedule, which is submitted electonically to the Securities and Exchange Commission for information only and not filed.