Form 10KSB
period 1999-05-31
HOSOI GARDEN MORTUARY INC
filed 1999-08-30
CIK 48544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        [Fee Required]

        For the fiscal year ended May 31, 1999 or

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

State issuer's revenue for its most recent fiscal year.
     $2,747,301

State the aggregate market value of the voting stock
held by non-affiliates computed by reference to the
price at which the stock was sold, or the average bid
and asked prices of such stock, as of a specified date
within the past 60 days. (See definition of affiliate
in Rule 12b-2 of the Exchange Act):     $7,116,799

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of
issuer's classes of common stock, as of the latest
practicable date:     1,674,541

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

Transitional Small Business Disclosure Format
(Check one):     Yes X    No

PART I


ITEM 1.  Description of Business

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900.
Professional funeral services are the principal services rendered by the Company. The Company is engaged in the funeral and mortuary business, including the sale of pre-need funeral services contracts. During the fiscal years ended May 31, 1999 and 1998, funeral services accounted for 74.4% and 72.1%, respectively, of revenues. The Company owns
50% of Garden Life Plan, Ltd. ("Garden Life") which sells pre-need funeral service contracts for which the Company acts as the sole servicing mortuary.

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

COMPARATIVE STATISTICAL INFORMATION

                                                    Percent of Services
           No. of        No. of      Services       by Company as
Calendar   Deaths in     Deaths in   Performed by   to No. of Deaths
Year End   State of HI   Oahu        the Company    in Oahu
1990       7,056         5,253         980          18.66%
1991       6,486         4,930         980          19.00%
1992       7,173         5,317       1,011          19.01%
1993       7,570         5,689       1,114          19.00%
1994       7,531         5,588       1,091          19.00%
1995       7,795         5,834       1,043          18.00%
1996       8,148         5,557       1,151          20.71%
1997       8,016         5,856       1,050          17.93%
1998       8,297         6,058       1,063          17.54%


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

Thirty-four (34) persons were employed by the Company for the fiscal year ended May 31, 1999. Seventeen
(17) persons were employed full-time and seventeen
(17)persons were employed part-time.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates its business at 30 North Kukui
Street, Honolulu, Hawaii, 96817, on the northwest corner of Nuuanu Avenue and Kukui Street in Honolulu,
Hawaii. The business site consists of 92,773 square feet, of which the Company owns a 78/104th interest.
The Herman S. Hosoi Trust owns a 13.65/104th interest and the Hosoi-Tamori-Shimonishi Trust owns the remaining 12.35/104th interest. The trustees and beneficiaries of both trusts include directors, officers and shareholders of the Company.

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi
Trust ("Trusts") under a five-year lease that expired on May 31,1994, subject to an option to renew for an additional five-year period. The option to renew the lease was exercised while negotiations for the terms of a new lease continued. In August 1997, the terms of a new lease retroactive to June 1, 1994 were approved by the Directors of the Company. The lease, which expired on May 31, 1999, provides for an annual lease rent of $312,498, including general excise taxes.
New lease terms are currently being negotiated. In addition, the Company is responsible for the payment of real property taxes on the portion of the land owned by the Trusts. Total rental expense was $345,636 and $356,469 in 1999 and 1998, respectively.
For more information on the lease between the Company and the Trusts, see Footnote 13 on page F-19 of the Company's Financial Statements, which are attached hereto and incorporated by reference.

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

No substantial addition or changes in the real property or improvements of the Company were made during the fiscal year ended May 31, 1999.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
         HOLDERS

On January 24, 1999, the annual meeting of the shareholders was held. According to the Company's stock transfer agent Continental Stock Transfer & Trust
Co., the total shares issued, outstanding and entitled to vote were 1,734,883. The total shares present in person and proxy were 1,160,272 (66.885%).

The election of three directors and the election of an auditor were submitted to a vote of the shareholders.
Of the total shares present in person and proxy, the following vote of the shareholders was taken:

Election of Class A Directors (3 year term)
NAME             FOR                    AGAINST            ABSTAIN
Sadako Hosoi     1,109,137 (63.93%)     51,135 (2.95%)
Berton Kato      1,109,137 (63.93%)     51,135 (2.95%)
Anne Tamori      1,123,687 (64.77%)     36,585 (2.11%)

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2002 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)
NAME                   FOR                   Against        Abstain
Endo & Company, CPA    1,143,762 (65.93%)    15,135 (.87%)  1,375 (.08%)
(Jack Y. Endo)

PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market. One stockbroker in Honolulu, Hawaii, quotes the common stock, but the Company does not know the prices at which the trades are made. During the fiscal year ended May 31, 1999, the Company redeemed
70,272 shares as follows:

            No. Of Shares         Redemption Price
            65,772                $4.25

             4,500                $3.75

There were 1,628 record holders of common stock as of May 31, 1999.

A cash dividend has been declared and paid once a year since 1969. The dividend for the year ended May 31, 1998, which was declared on October 15, 1998, was $.10 per share, and was paid to shareholders in January
1999.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from Hosoi
Garden Mortuary, Inc.'s statement of income as percentages of net revenues:

                                               Years Ended May 31,
                                               1999           1998
Total revenues                                 100.0%         100.0%
Cost of sales and services                      74.7           78.8

Gross profit                                    25.3           21.2
Selling, general and administrative             24.0           26.7

Operating income(loss)                           1.3           (5.5)
Other income (expenses)                          6.4           10.4

Income before income taxes                       7.7            4.9
Provision for income taxes                       3.3            1.4

Income before equity in earnings
  of Garden Life Plan, Ltd. (GLP)                4.4            3.5

Equity in earnings of GLP, net                  14.7           28.5

Net income                                      19.1%          32.0%


RESULTS OF OPERATIONS

TOTAL REVENUES

The Company's revenues increased by $82,813 in 1999 over 1998. The increase of 3.1% is attributable to the increase in number of services performed from 1,050 in 1998 to 1,063 in 1999, which is an increase of 1.2% and the effects of a price increase instituted during the 1999 fiscal year.

The Company expects revenues to remain at the 1999 level, despite the increase in prices for funeral services, because it is expected that selection of lower priced funeral services will continue because of the poor economic conditions in Hawaii.

In addition, it is expected that pre-need services which generate lower average revenues will continue to account for between 30% and 40% of total revenues.

The continued affiliation with Woolsey Funeral &
Cemetery Services, Inc., described in ITEM 1.
Description of Business, is a revenue source from a segment of the community which was not served by Company. The Woolsey-Hosoi Mortuary Services, LLC is not expected to have an immediate impact on the Company's revenues.

The Company's operating expenses in 1998 decreased as a percentage of revenues due to a decrease in real property taxes and an increase in revenues.
However, the Company's operating expenses is expected to increase as a result f the Company's plans for the upgrade of its personnel and facilities as follows:

1. Upgrade and train professional staff to meet the current market demands and the changing nature of customer preferences. The current trend indicates that families are having smaller services with lower priced merchandise.

2. Upgrade the facilities to provide the capacity to provide multi-cultural services and service the increasing numbers of pre-need plans.

3.  Explore the establishment of a pre-need
    authority, or consider the purchase of the interest of its 50% shareholder in Garden Life
    Plan, Ltd. or extend the service agreement with Garden Life Plan, Ltd. beyond the expiration in 2001.

4.  Construction of an on-site crematory.

Operating results for fiscal 2000 will be adversely
affected if revenues do not increase in relation to
the increase in costs.   The increase in the number
of pre-need services expected in relation to at-need services will limit the growth of total revenues. The upgrade of the Company's personnel and facilities is expected to mitigate the effects of the increase in pre-need plan services and the generally poor economic conditions in Hawaii.


COST OF SALES AND SERVICES

Cost of sales and services decreased to 74.7% of revenues in 1999 from 78.8% in 1998. The 4.1% decrease in cost of sales is attributable to a decrease in the real property taxes, salaries and wages, and rent in relation to total revenues.


GROSS PROFIT

Gross profit as a percentage of total revenues increased to 25.3% in 1999 from 21.2% in 1998.
The increase is due to the increase in revenues and the decrease in cost of sales as mentioned above.
The 3.1% increase in revenues is attributable to the relatively small increase of 1.2% in the number of services performed in 1999 over 1998 and the price increase instituted during the fiscal year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to 24.0% in 1999 from 26.7% in 1998.
The decrease is attributable to a decrease of 1.7% in professional services, a decrease of .4% in advertising and promotions and .6% in bad debt expense.

It is expected that selling, general and administrative expenses in 2000 will increase because of expected increases in professional services and advertising expense.


EARNINGS OF GARDEN LIFE PLAN, LTD.

Revenues from the trust funds of the Company's subsidiary, Garden Life Plan, Ltd. (GLP), whose earnings are accounted for on the equity method of accounting, are included in the amounts reflected as EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD. of
$405,235 and $608,171 for 1999 and 1998 respectively.
The EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD., in
1998 was restated for a misstatement in 1998.
Information
relating to the prior period adjustments and the effects on the Company financial statements are more fully described in Footnote 18 of the Company's financial statements, which are attached hereto and incorporated by reference.

Earnings of the Trust fund of GLP are not directly affected by decisions of the management of the Company. Investment decisions are generally made by the money manager of GLP's Trust funds.
Fluctuations in GLP's trust fund income, which amounted to $1,508,657 and $2,136,577 for the years ended May 31, 1999 and 1998 respectively are the result of fluctuations in interest rates, capital gains and the mix of investment of the Trust.

Information relating to Trust investments, obligations and earnings are more fully described in Footnote 2 of GLP's financial statements, which are attached hereto and incorporated by reference.

Equity in the earnings of GLP continue to account for a large part of the Company's earnings, at

77.2% and 86.8% of the Company's net income in 1999 and 1998, respectively.


INCOME TAXES

The Company's effective income tax rate was 43.3% of pre-tax income in 1999 and 36.5% in 1998. Note (9) to the Company's financial statements presents a reconciliation of the Company's effective and statutory income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Total working capital decreased by $418,130 to $1,971,456 in 1999 from $2,389,586 in 1998. The decrease is attributable to an decrease in current assets, particularly in income taxes receivable
$226,732 and a decrease in cash required to redeem the Company's shares. Working capital ratio was 6.0:1 at May 31, 1999 and 6.7:1 at May 31, 1998.

SECURITIES AVAILABLE-FOR-SALE increased to $847,718 in 1999 from $773,464 in 1998 as a result of earnings on the investment.

SECURITIES HELD TO MATURITY remained relatively stable at $888,931 in 1999 and $842,656 in 1998.

At the end of 1999, the Company did not have any long-term debt. The Company expects that cash flows from operations, its cash reserves and investments will be adequate to meet the Company's cash requirements in the foreseeable future.

Dividends paid were $173,488 and $175,569 in 1999 and 1998, respectively, which was $.10 per share in both years.


Cash outflows for the acquisition of the Company's shares were $130,289 in 1998 and $296,407 in 1999.
The Company expects that future acquisitions will be in the range of $100,000 to $200,000 per year.


YEAR 2000

Footnote (17) to the financial statements which discusses "Year 2000 Compliance" is incorporated by reference hereto.

The following summarizes the Company's Year 2000
disclosure statement pursuant to the Year 2000
Readiness and Disclosure Act.


STATE OF READINESS

Hosoi Garden Mortuary, Inc. (HOSOI) does not have a formal Year 2000 readiness program, however, the Company's Treasurer has been assigned the task of assessment of the Company's exposure to the Y2K problem, the implementation of any required remediation and the testing and validation of its remediation efforts.

Our Year 2000 project focuses on two areas:
(1) information technology (IT) systems, such as application software and PC's; and (2) suppliers.

We have identified application software and PC's which needs to be replaced. We are in the process of upgrading our PC system and have or will replace application software which are not Year 2000 compliant.

We expect to complete our remediation efforts by the end of October 1999 and implement validation and testing before the end of 1999.

RISK/CONTINGENCY PLANS

Our "worst-case scenario" would be a failure of our
suppliers to supply merchandise for a prolonged
period of time that would impair our ability to
provide services to our customers in a timely and
reliable manner. Although the occurrence of this
scenario could affect HOSOI, we do not have a basis
to determine at this time whether such a scenario
is likely to occur.   We believe that suppliers
present the area of greatest risk to disruption of our operations because of our limited ability to influence action of third parties or to estimate the level and impact of their noncompliance through the supply chain.

We have not developed contingency plans for our IT systems as we believe that our remediation efforts in this area will be successful because of the small size of our PC network; five workstations and one server; the use of accounting software from one vendor who is Year 2000 ready and the use of wordprocessor and spreadsheet programs from major name brand suppliers.

The continency plans for our suppliers include, where appropriate, (1) booking orders and stocking products before anticipated disruptions and
(2) finding alternative suppliers.

We will update our assessment for our significant
suppliers as we receive additional information from
them concerning their Y2K preparedness.  However,
judgements regarding contingency plans - such as now
to develop them and to what extent - are subject to
many variables and uncertainties.   There can be
no assurance that HOSOI will correctly anticipate the level, impact or duration of noncompliance by its suppliers.

As a result, there is no certainty that our
contingency plans will be sufficient to mitigate
the impact of noncompliance by suppliers and some
material adverse effect to HOSOI may result from
one or more third parties regardless of our
contingency plans.   The failure of any contingency
plans could have a material adverse effect on Hosoi's financial condition, results of operations or liquidity.


COST

We do not currently expect the total cost of our Year 2000 readiness program will be material to our financial condition or results of operations.
Cost associated with our efforts around Year 2000 issues are expensed as incurred, unless they relate to the purchase of hardware and software, in which case they are capitalized.

Item 7.  FINANCIAL STATEMENTS

An audited balance sheet as of May 31, 1999 and audited statements of income, cash flows and changes in shareholders' equity for each of the two fiscal years preceding the date of such audited balances sheet are on pages F-3 through F-4 of this report.


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

Directors hold office for the duration of their terms and thereafter until their successors are elected.
The executive officers serve at the pleasure of the Board of Directors. See the table on pages F-16 and F-17 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company are set forth below.


DIRECTORS WHOSE TERMS EXPIRED IN 1999 AND WHO WERE
ELECTED TO TERMS EXPIRING IN 2002

Sadako Hosoi is the widow of Herman S. Hosoi, founder of the Company. She has been a director of the Company since 1957 and is the Chairperson of the Board Emeritus. At the January 24, 1999, annual meeting, she was elected to a new three-year term which will expire in 2002. In the past, she has served as chairperson of the Company and treasurer.
She serves as a director of Garden Life Plan, Ltd.
She is the mother of Julie S. Shimonishi, director, Clifford Hosoi, director and president of the Company, and Anne T. Tamori, director and vice president of the Company.

Berton T. Kato is an attorney licensed in the State of Hawaii and has his own law practice. At the January
24, 1999, annual meeting, he was elected to serve a three-year term which will expire in 2002.

Anne T. Tamori has been employed by the Company since
1978. She has been a vice president of the Company since 1994. At the January 24, 1999, annual meeting, she was elected to serve a three-year term which will expire in 2002. She has served as an associate secretary of the Company. She is a daughter of Sadako Hosoi, director, and a sister of Clifford
Hosoi, director and president of the Company, and Julie S. Shimonishi, director.

DIRECTORS WHOSE TERMS EXPIRE IN 2001

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

Ricky C. Manayan is currently a Manager - Prepaid Card
Programs with GTE Hawaiian Tel. He has been a director of the Company since 1995. His other business affiliations include Rick Manayan & Associates. He is
President of East-West Real Estate Co., Inc., Ricky
Manayan Associates and Transpacific Empire, Inc.


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

Richard B. Dole is the Vice-President and Principal of
Kuroman Realty, Inc. He resigned as a director of the Company in 1999, having served as director since 1995.
The Board of Directors have not yet nominated and elected a director to serve the remaining term of Richard B. Dole.

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

Directors and Executive Officers of the Company

                                                                  No. Of
                                 Director                         Yrs.
Name           Age  Office       Since    Family Relationship     Employed
Sadako Hosoi   82   Director     1957     Mother of Julie S.
                                          Shimonishi,Director
                                          Clifford Hosoi,Director
                                          and President,and Anne
                                          Tamori, Director and
                                          Vice President

Rene Mansho    50   Director/    1993     None                     0
                    Chairperson
                    of the Board

Clifford Hosoi 50   Director/    1991     Son of Sadako Hosoi,    20
                    President             Brother of Julie S.
                                          Shimonishi and
                                          Anne Tamori

Julie S.       53   Director     1979     Daughter of Sadako      Part-time
Shimonishi                                Hosoi, Sister of        since
                                          Clifford Hosoi and      1990
                                          Anne T. Tamori


                                                                  No. Of
                                 Director                         Yrs.
Name           Age  Office       Since    Family Relationship     Employed
Ricky C.       40   Director     1995     None                     0
Manayan

Berton T. Kato 51   Director     1996     None                     0

Robert         51   Director     1995     None                     0
Kuwahara

Richard B.     54   Director     1995     None                     0
Dole(1)

Anne T. Tamori 52   Director/    1994     Daughter of Sadako      20
                    Vice Pres.            Hosoi, Sister of
                                          Clifford Hosoi
                                          and Julie S.
                                          Shimonishi

Elaine         61   Secretary    1972     None                    35
Nakamura

David          51   Vice         1994     None                     9
Fujishige           President

Keith Numazu   37   Treasurer    1994     None                     6

(1)  Richard  B. Dole resigned as director in 1999.
     The Board of Directors have not yet nominated and elected a director to serve the remaining term of Richard B. Dole, which will expire in 2000.

(2) None of the directors of the Company is a director of an investment company or another company registered under the Securities Exchange Act of 1934. All officers serve at the pleasure of the Board of Directors.


CERTAIN REPORTS

The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file Forms 3 or 4 during the fiscal year ended May 31, 1999, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule 13D.

ITEM 10. EXECUTIVE COMPENSATION

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 1999.

            SUMMARY COMPENSATION - ANNUAL COMPENSATION

                      Year ended                All Other
Name and Position     May 31         Salary     Compensation
Clifford Hosoi        1997           $54,759    $7,955  (1)
President/Chief       1998           $46,731    $7,420  (2)
Executive Officer     1999           $52,961    $8,098  (3)

(1) Amount shown includes $2,738 contributed to the Company's Money Purchase Pension Plan, $3,817 contributed to the Company's Profit Sharing Plan and $1,400 fees paid as a director.

(2) Amount shown includes $2,337 contributed to the Company's Money Purchase Pension Plan, $3,583 contributed to the Company's Profit Sharing Plan and $1,500 fees paid as a director.

(3) Amount shown includes $2,355 contributed to the Company's Money Purchase Pension Plan, $3,668 contributed to the Company's Profit Sharing Plan and $2,075 fees paid as a director.

The total annual salary and bonus for any other executive officer does not exceed $100,000.

The standard fees paid to directors are $100 for each Board of Directors meeting attended and $25 for each committee meeting attended.


COMPENSATION PURSUANT TO PLANS

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

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan in 1999 and 1998 were $26,820 and $26,560, respectively.

The investment decision for the money purchase plan is formulated by a registered investment advisor through Smith Barney, Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS & MANAGEMENT

A.  Principal Shareholders

The Herman S. Hosoi Trust, whose trustees are Sadako
Hosoi and Julie S. Shimonishi, and the Hosoi Family
Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustee Julie S.
Shimonishi, are the only persons who own of record or are known to the Company to own beneficially more than five percent of the common shares of the Company as of May 31, 1999. Certain information about the holders is set forth below.

                                   Nature of
Title of   Name and Address of     Beneficial           No. of     Percent
Class      Beneficial Owner        Ownership            Shares     of Class
Common     Julie S. Shimonishi     Co-trustee of        158,250     9.38%
           30 N. Kukui Street      the Herman S.
           Honolulu, HI 96817      Hosoi Trust

                                   General Partner of   160,250     9.50%
                                   the Hosoi Family
                                   Limited Partnership,
                                   as Trustee of the
                                   Hosoi Family
                                   Voting Trust

                                   Custodian for Chad     8,000     0.47%
                                   Shimonishi and Lane
                                   Shimonishi under
                                   HUGMA

                                   Direct                52,534     3.11%

                                          Total         379,034    22.46%



Title of   Name and Address of     Beneficial           No. of     Percent
Class      Beneficial Owner        Ownership            Shares     of Class

Common     Sadako Hosoi            Co-trustee of        158,250     9.38%
           30 N. Kukui Street      the Herman S.
           Honolulu, HI 96817      Hosoi Trust

                                   Settlor of the Hosoi 160,250     9.50%
                                   Family Voting Trust
                                   and limited partner
                                   of the Hosoi Family
                                   Limited Partnership

                                          Total         318,500    18.88%


Common     Herman S. Hosoi Trust   Direct               158,250     9.38%
           Sadako Hosoi and
           Julie S. Shimonishi,
           Trustees
           30 N. Kukui Street
           Honolulu, HI 96817


Common     Hosoi Family Limited    Direct               160,250     9.50%
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


B.   DIRECTORS AND EXECUTIVE OFFICERS

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 1999 is set forth below.

Title of  Name of                 Amount and Nature of     Percent of
Class     Beneficial Owner (1)    Beneficial Ownership     Class
Common    Julie S. Shimonishi     379,034 (2)              22.46%

Common    Sadako Hosoi            318,500 (3)              18.88%

Common    Clifford Hosoi           52,532 (4)               3.11%

Common    Anne T. Tamori           56,534 (5)               3.35%

Common    Richard B. Dole           1,000 (6)               0.06%

    All directors and officers    489,100                  28.29%
    as a group (14 persons) (7)


(1)  The address of each person is 30 N. Kukui Street,
     Honolulu, Hawaii 96817, except for Richard B. Dole whose address is 1255 Nuuanu Avenue, Suite C-104,
     Honolulu, Hawaii 96817.

(2)  Includes:

     52,534 shares (3.11%)    as to which Ms.
                              Shimonishi exercises sole
                              voting and investment
                              powers;

      8,000 shares (0.47%)    as to which Ms.
                              Shimonishi exercises sole
                              voting and investment
                              powers as Custodian for
                              Chad Shimonishi and Lane
                              Shimonishi under HUGMA;

    158,250 shares (9.38%)    as to which Ms.
                              Shimonishi and Sadako
                              Hosoi share voting and
                              investment powers as
                              trustees of the Herman S.
                              Hosoi Trust; and

    160,250 shares (9.50%)    as to which Ms.
                              Shimonishi, as trustee of
                              the Hosoi Family Voting
                              Trust, has voting and
                              investment powers over
                              the shares owned by the
                              Hosoi Family Limited
                              Partnership.



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

(5)  Includes:

     52,534 shares (3.11%)    as to which Ms. Tamori
                              exercises sole voting and
                              investment powers; and

      4,000 shares (0.24%)    as to which Ms. Tamori
                              exercises sole voting and
                              investment powers for
                              Ryan Tamori under HUGMA.

(6)  Voting and investment powers exercised solely.

(7)  Rene Mansho, Ricky C. Manayan, Berton T. Kato and
     Robert Kuwahara, who are currently serving as directors, and Elaine Nakamura, David Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 2 on page 5 of this Report and Footnote 13 on page F-19 of the Company's Financial Statements, for information about the lease between the Company and the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi
Trust.

PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS.

Except as noted, the following exhibits were previously filed on August 31, 1981, as exhibits to Form 10-K for the fiscal year ended May 31, 1981, for the Company and are incorporated herein by reference:

     (2)  Plan of Purchase, Sale, Reorganization,
          Arrangement, Liquidation and Succession

     (3)  Articles of Association and ByLaws

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

     (10) Material Contracts

          (a)  Lease between the Company, as lessee,
               and Sadako Hosoi and Julie Sakaye
               Shimonishi, as trustees of the Herman S.
               Hosoi Trust,  and Clifford Isamu Sadao
               Hosoi, Anne Ume  Toyo Tamori and Julie
               Sakaye Shimonishi, as trustees under the
               Hosoi-Tamori-Shimonishi Trust, as
               lessor, dated as of July 10, 1990.  (2)

          (b)  Deed conveying the interest of the late
               Herman Hosoi to the Trustees of the
               Herman S. Hosoi Trust, dated February
               27, 1978.

          (c)  Profit-sharing Plan. (3)

          (d)  Annuities. (3)

          (e)  Amendment to profit-sharing plan.  (4)

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

(3)  Filed August 30, 1984, as Exhibit 19 to the
     Annual Report on Form 10-K for the year ended May
     31, 1984.

(4)  Filed August 30, 1985, as Exhibit 19 to the
     Annual Report on Form 10-K for the year ended May
     31, 1985.

(5) Filed August 30, 1995, as an exhibit to this Annual Report on Form 10-KSB for the year ended
     May 31, 1995.


     (11) Statements Re Computation of Per Share
          Earnings

          Not applicable.

     (13) Annual Report to Security Holders, Form 10-K, or Quarterly Report to Security Holders,
          Form 10-Q

          Not applicable.

     (16) Letter on Change in Certifying Accountants

          Not applicable.

     (18) Letter Re Change in Accounting Principles

          Not applicable.

     (21) Subsidiaries of the Registrant

          Garden Life Plan, Ltd., a Hawaii corporation, is 50 percent owned by the Company.

     (22) Published Report Regarding Matters Submitted to Vote of Security Holders

               Not applicable.

     (23) Consents of Experts and Counsel

          Not applicable.

     (24) Power of Attorney

          Not applicable.

     (28) Information from Reports to State Insurance
          Regulatory Authorities

          Not applicable.

     (99) Additional Exhibits

          Not applicable.


B.  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K in the quarter ended May 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Honolulu, Hawaii, August 27, 1999.

HOSOI GARDEN MORTUARY, INC.
By CLIFFORD HOSOI
   President

Pursuant to the requirements of the Securities Exchange
Act of 1934, this Form 10-KSB for the year ended May
31, 1998, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.


Dated:  August 27, 1999       RENE MANSHO
                              Director and Chairperson
                              of the Board of Directors

Dated:  August 27, 1999       CLIFFORD HOSOI
                              Director, President and
                              Chief Executive Officer

Dated:  August 27, 1999       SADAKO HOSOI
                              Director

Dated:  August 27, 1999       BERTON T. KATO
                              Director

Dated:  August 27, 1999       ROBERT KUWAHARA
                              Director

Dated:  August 27, 1999       RICKY C. MANAYAN
                              Director

Dated:  August 27, 1999       JULIE S. SHIMONISHI
                              Director

Dated:  August 27, 1999       ANNE T. TAMORI
                              Director

REPORT OF CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders
    Hosoi Garden Mortuary, Inc.


We have audited the accompanying balance sheets of

HOSOI GARDEN MORTUARY, INC.

as of May 31, 1999 and 1998, and the related statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden Life
Plan, Ltd., (a 50% owned subsidiary accounted for by the equity method of accounting) for its years ended
May 31, 1999 and 1998, which accounts 30.0% and 23.8% of total assets and 77.2% and 86.8% of net income in 1999 and 1998, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's equity in the underlying net assets and its equity in the earnings of the subsidiary is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hosoi Garden Mortuary, Inc.
as of May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ENDO & COMPANY
Honolulu, Hawaii
August 5, 1999

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEETS
_ _ _ _ _ _ _ _ _ _ _ _

May 31, 1999 and 1998



                                                              1998
                                                              As restated
                                               1999           (See Note 18)
A S S E T S

CURRENT ASSETS
  Cash and cash equivalents (Notes 1 and 4)    $   928,162    $   498,871
  Available-for-sale securities, at market
     (Notes 1 and 5)                               847,718        773,464
  Accounts receivable, less allowance
     of $62,710 and $78,740                        321,453        274,788
  Income tax receivable                             29,017        255,749
  Dividend receivable (Note 2)                           -        750,000
  Inventories (Note 1)                             143,974        149,268
  Prepaid expenses and others                       58,865          64,787
  Deferred income taxes (Note 6)                    33,954          43,588

          TOTAL CURRENT ASSETS                   2,363,143       2,810,515

INVESTMENTS
  Garden Life Plan, Ltd. (Notes 1, 2 and 18)     2,090,156       1,649,722
  Woolsey-Hosoi Mortuary Services, LLC              22,345               -
  Cemetery plots                                     1,350           1,350
  Held-to-maturity securities, at cost
    (Notes 1 and 5)                                888,931         842,656

                                                 3,002,782       2,493,728
PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation (Notes 1 and 7)        1,506,092       1,524,560

OTHER ASSETS                                       101,885         103,921

          TOTAL ASSETS                         $ 6,973,902    $  6,932,724

L I A B I L I T I E S
CURRENT LIABILITIES
  Accounts payable (Note 7)                    $   259,971    $    285,445
  Accrued liabilities (Note 9)                     131,716         135,484

          TOTAL CURRENT LIABILITIES                391,687         420,929

DEFERRED INCOME TAXES (Note 6)                     169,443         172,248

S T O C K H O L D E R S '  E Q U I T Y
CAPITAL CONTRIBUTED (Note 11)
  Common stock, par value $.20 per share;
    authorized 3,625,000 shares, issued
    2,187,140 shares                               437,428         437,428
  Less 288,814 and 218,542 reacquired shares       (57,983)        (43,928)

          TOTAL CAPITAL CONTRIBUTED                379,445         393,500

RETAINED EARNINGS                                6,030,181       5,961,335

ACCUMULATED OTHER COMPREHENSIVE INCOME
  net of applicable deferred income taxes
  (Notes 1 and 4)                                   84,428          65,994

TREASURY STOCK, 223,785 shares, at cost
  (Note 10)                                        (81,282)        (81,282)

          TOTAL STOCKHOLDERS' EQUITY             6,412,772       6,339,547

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 6,973,902    $  6,932,724

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998

                                                              1998
                                                              As restated
                                               1999           (See Note 18)
Revenues
  Sale of urns and other items                 $   703,411    $    742,913
  Funeral services                               2,043,890       1,921,575

          Total revenues                         2,747,301       2,664,488

Cost of sales and services                       2,053,315       2,100,550

          Gross profit                             693,986         563,938

Selling, general and administrative expenses
  Salaries and wages                               249,249         241,684
  Profit sharing and pension fund
     contributions (Note 12)                        66,816          66,560
  Professional services                            200,072         241,057
  Taxes and licenses                                27,309          26,513
  Advertising                                       24,645          37,071
  Others                                            92,035          98,038

          Total selling, general and
            administrative expenses                660,126         710,923

          Operating income (loss)                   33,860        (146,985)

Other income and (expenses)
  Interest, dividends, and others (Note 14)        178,788         278,881
  Interest and others                               (1,643)           (502)

          Total other income and (expenses)        177,145         278,379

Income before income taxes and equity in
  earnings of Garden Life Plan, Ltd.               211,005         131,394

Income taxes (Note 10)                              91,554          38,781

          Income before equity in earnings
            of Garden Life Plan, Ltd.              119,451          92,613

Equity in earnings of Garden Life Plan, Ltd.,
  net of deferred taxes of $35,199 and
  $33,553 (Notes 2 and 5)                          405,235         608,171

          Net income                               524,686         700,784

Other comprehensive income, net of taxes
  Net unrealized gains on available-for-sale
  securities                                        18,434          18,996

          Comprehensive income                 $   543,120    $    719,780

Average number of shares common stock
  outstanding                                    1,722,441       1,753,998

Earnings per common share (Note 1)             $       .30    $        .40

Dividends per common share                     $       .10    $        .10

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



                                          Accumulated
                      Capital             Other Com-
                      Contri-  Retained   prehensive  Treasury
                      buted    Earnings   Income      Stock     Total
Balance, May 31,
 1997, as previously
 reported             $399,989 $5,366,712 $46,998     $(81,282) $5,732,417
   Adjustment for
    Earnings in
    Equity of Garden
    Life Plan, Ltd,
    net of taxes
    (Note 18)            -        193,208    -            -        193,208

Balance, May 31,
 1997, as restated    399,989   5,559,920  46,998      (81,282)  5,925,625

   Net income            -        700,784    -            -        700,784

   Common stock
    reacquired         (6,489)   (123,800)   -            -       (130,289)

  Cash dividends
   paid, $.10 per
   share                 -       (175,569)   -            -       (175,569)

  Increase in net
   unrealized gains
   on available-for-
   sale securities,
   net of taxes          -           -     18,996         -         18,996

Balance, May 31,
 1998                 393,500   5,961,335  65,994      (81,282)  6,339,547

  Net income                      524,686    -            -        524,686

  Common stock
   reacquired         (14,055)   (282,352)   -            -       (296,407)

  Cash dividends
   paid, $.10 per
   share                 -       (173,488)   -            -       (173,488)

  Increase in net
   unrealized gains
   on available-for-
   sale securities,
   net of taxes          -           -     18,434         -         18,434

Balance, May 31,
 1999                $379,445  $6,030,181 $84,428     $(81,282) $6,412,772

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS
_ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998

                                                              1998
                                                              As restated
                                               1999           (See Note 18)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   524,686    $    700,784
    Adjustments to reconcile net income to
     net cash and cash equivalents provided
     by (used in) operating activities:
       Depreciation                                 64,053          67,340
       Realized gain on sale of investment
        securities, net                            (14,445)       (104,819)
       Increase in allowance for doubtful
        accounts                                   (16,030)          9,016
       Undistributed earnings of affiliate        (440,434)        108,276
       Partnership income                           (7,345)           -
       Cash value of life insurance policies          -             (3,210)
       Deferred income taxes                        (4,456)        122,096
  (Increase) decrease in certain assets
    Accounts receivable                            (30,635)         19,298
    Income tax receivable                          226,732        (255,749)
    Dividend receivable                            750,000        (750,000)
    Inventories                                      5,294         (12,322)
    Prepaid expenses and other                       5,922            (334)
  (Decrease) increase in certain liabilities
    Accounts payable                               (25,474)        (67,244)
    Accrued liabilities                             (3,768)       (233,715)
    Income taxes payable                              -            (76,716)

          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                  1,034,100        (477,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (45,585)        (39,952)
  Redemption of life insurance policy                 -             27,284
  Proceeds from sale of investment securities    1,584,108       4,363,649
  Increase in investment securities             (1,660,473)     (3,842,237)
  Investment in Woolsey-Hosoi Mortuary
   Services, LLC                                   (15,000)           -
  Increase in cash value of life insurance
   policies                                          2,036          (2,811)

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                   (134,914)        505,933

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shares reacquired                               (296,407)       (130,289)
  Cash dividends paid                             (173,488)       (175,569)

          NET CASH USED IN FINANCING
           ACTIVITIES                             (469,895)       (305,858)

          NET INCREASE (DECREASE)                  429,291        (277,224)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     498,871         776,095

CASH AND CASH EQUIVALENTS AT END OF YEAR       $   928,162    $    498,871

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



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

Cash and cash equivalents - For purpose of the statements of cash flows, cash equivalents includes certificates of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition.

Investment securities - Management determines the appropriate classification of securities at the time of purchase. These investments are classified in three categories and accounted for as follows:

    .Debt securities that the company intends to hold to maturity are classified as SECURITIES
     HELD TO MATURITY and reported at cost.

    .Debt and equity securities that are purchased and held for the purpose of selling in the near term are classified as TRADING SECURITIES and reported at fair value, with unrealized gains and losses included in income.

    .Debt and equity securities not classified as SECURITIES HELD TO MATURITY or TRADING
     SECURITIES are classified as SECURIITES
     AVAILABLE FOR SALE and reported at fair value, with unrealized gains and losses included in other comprehensive income. SECURITIES
     AVAILABLE FOR SALE will be used as part of the Company's asset management strategy and may be sold in response to changes in market values or the need for capital.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(1)  Summary of significant accounting policies
     (continued)

Investment in Garden Life Plan, Ltd. - The Company accounts for its investment in Garden Life Plan, Ltd.
(a 50% owned Company) by the equity method of accounting. The equity in earnings of Garden Life
Plan, Ltd., reflected on the statements of income, includes the pro rata share of the earnings of Garden Life Plan, Ltd., net of income taxes applicable to such earnings, for its years ended May
31, 1999 and 1998.

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

Revenue and cost recognition - Revenues from at-need funeral services and pre-need funeral plan services are recognized upon completion of the final funeral ceremony. Revenues from at-need funeral services include professional service revenues which are included in FUNERAL SERVICES and sales of caskets, urns and other items which are included in SALE OF
URNS AND OTHER ITEMS. Revenues from pre-need services, which accounted for approximately 33.5% and 27.7% of funeral service revenues in 1999 and 1998, respectively, are accounted for in FUNERAL SERVICES since these plans are sold inclusive of the merchandise selected.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998


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

Income taxes - Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the effects of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting
Standards (SFAS) 109, ACCOUNTING FOR INCOME TAXES, these deferred taxes are measured by applying currently enacted tax laws.

Comprehensive income - In the year ended May 31,
1999, the Company adopted Statement of Financial
Accounting Standards No. 130, REPORTING
COMPREHENSIVE INCOME, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.

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

Reclassification - Certain amounts in 1998 have been reclassified to conform with the 1999 presentation.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(2)  Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Hawaiian Trust Company, Limited
(Trust) to be held in trust. GLP is entitled to all earnings from funds held in trust which earnings amounted to $1,508,657 and $2,136,577 for the years ended May 31, 1999 and 1998, respectively. The assets of the Trust are not included in the financial statements of the Company nor GLP.

Audited financial statements of this subsidiary as of May 31, 1999 and 1998 showed the following summarized financial position and results of operations.


                                                              1998 (As
                                               1999           restated)
Total assets                                   $ 6,129,660    $ 6,981,992
Total liabilities                                1,179,107      2,959,262

Total stockholders' equity                     $ 4,950,553    $ 4,022,730

Total revenue                                  $   439,573    $   617,214

Operating loss                                 $  (131,566)   $   (84,329)

Other income-trust fund income                 $ 1,508,657    $ 2,136,577

Net income                                     $   880,869    $ 1,283,447


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(2)  Garden Life Plan, Ltd. (continued)

INVESTMENT IN GARDEN LIFE PLAN, LTD. as of May 31,
1999 and 1998 is accounted for as follows:


                                               1999           1998
Stockholders' equity of Garden
  Life Plan, Ltd.                              $ 4,950,553    $ 4,022,730

Less: Accumulated other
  comprehensive income                            (770,246)      (723,292)

                                                 4,180,307      3,299,438

     Equity ownership                                   50%            50%

                                                 2,090,154      1,649,719
     Rounding                                            2              3

Total investment in Garden Life
  Plan, Ltd.                                   $ 2,090,156    $ 1,649,722

Cash dividend declared and paid subsequent to May 31, 1998, by Garden Life Plan, Ltd., is recorded as dividend receivable in the amount of $750,000 as of May 31, 1998.


(3)Related party transactions

On July 7, 1998, the Company in partnership with
Woolsey Funeral & Cemetery Services, Inc. formed
Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution in Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. Revenues from services provided to Woolsey-Hosoi is reflected in net sales and services which amounted to $18,236 for the year ended May 31, 1999.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(4)  Cash and cash equivalents

Cash and cash equivalents consist of the following:


                                               1999           1998

Cash on hand                                   $       500    $       500
Checking accounts                                  153,084         76,480
Savings accounts                                   673,069        316,313
Short-term investments                             101,509        105,578

   Total cash and cash equivalents             $   928,162    $   498,871



(5)  Investment securities

As of May 31, 1999 and 1998, the Company held investments in the following types of securities:

                        Gross        Gross        Gross
                        Amortized    Unrealized   Unrealized   Fair
                        Cost         Gain         Loss         Value
May 31, 1999

Available-for-sale
  Equity securities     $   87,975   $   30,962   $    3,841   $  115,096

  Mutual funds             623,628      109,996        1,002      732,622

                           711,603      140,958        4,843      847,718

Held-to-maturity
  U.S. Treasury bills      888,931          504        3,711      885,724

       Totals           $1,600,534   $  141,462   $    8,554   $1,733,442


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(5)  Investment securities (continued)

                        Gross        Gross        Gross
                        Amortized    Unrealized   Unrealized   Fair
                        Cost         Gain         Loss         Value
May 31, 1998

Available-for-sale

  Equity securities     $   74,346   $   41,132   $    1,760   $  113,718
  Mutual funds             592,721       67,128          103      659,746

                           667,067      108,260        1,863      773,464
Held-to-maturity
  U.S. Treasury bills      842,656          850        5,148      838,358

       Totals           $1,509,723   $  109,110   $    7,011   $1,611,822


The maturities of all debt securities held at May 31, 1999 were as follows:

                         Available for Sale        Held to Maturity
                        Amortized    Market       Amortized    Market
                        Cost         Value        Cost         Value

Within 1 year           $     -      $     -      $  779,601   $ 778,332

After 1 year
  through 5 years             -            -          61,229      60,161

After 5 years                 -            -          48,101      47,231

                        $     -      $     -      $  888,931   $ 885,724


During the year ended May 31, 1999, the Company sold
SECURITIES AVAILABLE-FOR-SALE for $1,584,108. The net gross realized gain of $14,445 is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

During the year ended May 31, 1998, the Company sold
SECURITIES AVAILABLE-FOR-SALE for $4,363,649. The net gross realized gain of $104,819 is reflected in earnings. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(5)  Investment securities (continued)

The unrealized holding gains on investment securities
AVAILABLE-FOR-SALE during the years ended May 31, 1999 and 1998, and reported as a separate component of Stockholders' Equity, are as follows:

                                               1999           1998
Unrealized holding gains, net of losses        $ 136,115      $ 106,396

Deferred income tax on the net
  unrealized holding gains                       (51,687)       (40,402)

                                               $  84,428      $  65,994



(6)  Deferred income taxes

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

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write off method for income tax purpose, and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(7)  Property and equipment

Property and equipment consist of:

                                               1999           1998
Land                                           $    517,040   $    517,040
Buildings                                         1,262,530      1,262,530
Land improvements                                    94,710         94,710
Equipment and vehicles                              419,463        373,877

            Total cost                            2,293,743      2,248,157
Accumulated depreciation                            787,651        723,597

Net property and equipment                     $  1,506,092   $  1,524,560


Aggregate depreciation charged to operations are as follows:

                                               1999           1998
Cost of sales and services                     $     61,232   $     64,001
Selling, general and administrative
 expenses                                             2,821          3,339

                                               $     64,053   $     67,340



(8)     Funeral service deposits

Included in accounts payable is $33,066 of deposits made by eleven individuals that the Company has been collecting from since 1969 for future services or purchase of merchandise. The payable of $33,066, including interest of $25,041 accrued to May 31, 1999, approximates fair value.

In an agreement with the Professional and Vocational
Licensing Division of the State of Hawaii, Department of Commerce and Consumer Affairs (DCCA), the Company consented to a plan to either convert these funeral service deposits to a Garden Life Plan, Ltd.'s (GLP) pre-need funeral plan identical to the services and/or merchandise that the depositor originally contracted for or refund the deposit plus interest. The agreement with the DCCA provides that the Company will provide the funds for any difference between the cost of a comparable GLP pre-need plan and the amount deposited with the Company.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(8)  Funeral service deposits (continued)

As of May 31, 1999 twenty-seven plans have been converted to GLP pre-need plans. The difference between the cost of plans converted and the amount of the available deposit is reflected as a charge to operations. Eleven plans remain to be converted. No provision has been made for the cost of conversion of the remaining eleven plans because of the uncertainty of whether the holders of the deposits will elect to convert to a GLP pre-need plan or elect to receive a refund.


(9)  Accrued liabilities

Accrued liabilities consist of the following:

                                               1999           1998
Bonus accrued                                  $   21,250     $     7,000
Payroll and general excise taxes                   16,946          25,876
Profit sharing and money-purchase
 plan contributions (Note 12)                      66,816          66,560
Vacation and sick leave                            26,704          36,048

            Total accrued liabilities          $  131,716     $   135,484


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(10)  Income taxes

The provisions for income taxes (benefits) consist of the following:

                                               1999           1998
Current:
  Federal                                      $   65,195     $ (60,760)
  State                                            16,725       (14,907)

                                                   81,920       (75,667)

Deferred:
  Federal                                           8,107        99,715
  State                                             1,527        14,733

                                                    9,634       114,448

    Total                                      $   91,554     $  38,781


A reconciliation of income taxes at the United States statutory rate, as a percentage of pretax income, to the effective tax rate is as follows:

                                               1999           1998
Federal income tax statutory rate              34.0%          34.0%

State income tax, net of tax benefit            8.7           (7.7)

Others, net                                      .6            3.2

Effective tax rate                             43.3%          29.5%


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(11)  Reacquired shares

CAPITAL CONTRIBUTED has been reduced for shares reacquired after June 30, 1987. Purchases of 70,272 and 32,447 reacquired shares in 1999 and 1998, respectively, exceeded the balance of additional paid-in capital and a charge of $282,352 and $123,800 for 1999 and 1998, respectively, were made to RETAINED EARNINGS for the excess of reacquired shares in excess of their par value.

The 223,785 shares reflected as TREASURY STOCK as of May 31, 1999 reflects the shares acquired before July 1, 1987.


(12)  Retirement plans

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

Contribution to the defined contribution profit sharing plan is discretionary up to a maximum of fifteen-percent of compensation of eligible employees after one year of service and upon completion
1,000 hours of service each year.

Amounts charged against income for the retirement benefit plans are as follows:

                                               1999           1998
Profit sharing                                 $ 40,000       $ 40,000
Money-purchase                                   26,820         26,560

                                               $ 66,820       $ 66,560


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(13)  Lease

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi
Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts) which respectively owns a 13% and 12% interest in the land. As a group, members of the Hosoi family own approximately 28.14% of the outstanding shares of the Company. The lease, which expired on May 31, 1999, is being negotiated. An extension of the lease, to September 30, 1999, was granted at $23,000, plus general excise tax, per month. The Company is responsible for the payment of real property taxes on the share of the property owned by the Trusts.
Total rental expense was $345,636 and $356,469 in 1999 and 1998, respectively.

On April 24, 1992, the Company entered into an operating lease for a hearse.

The term of the lease is 60 months which expired on August 21, 1997. The noncancellable operating lease required monthly payments of $1,151. The lease agreement also required that the Company pays all costs of operating the vehicle. Lease rent expense was $2,302 for 1998.


(14)  Other income

Other income consists of the following:

                                               1999           1998
Interest                                       $   94,536     $ 104,092
Capital gains and dividends                        16,902        17,589
Net gains from sale of securities                  14,445       104,819
Parking                                            33,684        32,004
Others                                             11,876        20,377
Partnership income                                  7,345          -

  Total other income                           $  178,788     $ 278,881


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(15)  Cash flow supplementary disclosure

Cash payments for interest and income taxes were as follows:

                                               1999           1998
Interest                                       $    1,643     $       -

Income taxes (refund)                          $  (39,073)    $    205,629



(16) Concentrations of credit risk of financial instruments

The Company's cash and cash equivalents are deposited with five local financial institutions. For the year ended May 31, 1999, the Company had deposits in a financial institution in excess of the deposit insurance of $100,000. At May 31, 1999 and 1998, the
Company's uninsured cash balances were $623,402
$184,051, respectively.

The Company performs funeral services for deaths occurring principally on the island of Oahu located in the State of Hawaii. In the normal course of business the Company extends unsecured credit to its customers.


(17)  Year 2000 compliance

The Year 2000 Issue arises because most computer software programs allocate only two digits to the data field for year on the assumption that the first two digits will be 19. Such programs, absent reprogramming, will thus interpret the year 2000 as the year 1900 and 2001 as 1901 and so on. The Year
2000 Issue affects both computer hardware (i.e. the embedded logic computer chips) and computer software and could impact both the ability to enter data into computer programs and the ability of such programs to process data correctly.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(17)  Year 2000 compliance (continued)

The Company's operations, like those of many business entities, including infrastructure providers, vendors and others whose performance can affect the operations of the Company, may be impacted by the YEAR 2000 ISSUE with microprocessors and programs.
Unless such microprocessors or programs are modified or replaced, they may not function properly after December 31, 1999, causing system failure or miscalculations.

Based on recent assessments, the Company has determined that it will be required to modify or replace significant portions of its software and hardware so that these systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacement of existing software and certain hardware, the YEAR 2000 ISSUE can be mitigated.
However, if such modifications and replacements are not made, or are not completed timely, the YEAR 2000
Issue could have a material impact on the operations of the Company.

The Company has identified the system in the matrix below as mission-critical which may be affected by the YEAR 2000 ISSUE. This system was subject to the following four stages of work: awareness, assessment, remediation and validation/testing.

The following matrix summarizes the Company's Year
2000 remediation work for its mission-critical system. The remediation is either COMPLETE, IN
PROGRESS or YET TO BE ADDRESSED.



System            Awareness     Assessment     Remediation     Validation/
Description                                                    Testing
General Office    Complete      Complete       In Progress     In Progress
Desktop Systems
(Windows based
spreadsheet and
word processing)


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(17)  Year 2000 compliance (continued)

The Company has solicited information from vendors and others, whose Year 2000 compliance could affect the Company, regarding the status of assessment, testing and remediation of their computer applications. The Company, is continuing its efforts to determine the status of Year 2000 compliance of entities whose systems could impact the operations of the Company. In general, those who have responded to the Company have indicated that they too are working on the YEAR 2000 ISSUE. There can be no guarantee, however, that all such persons or others who have not been identified or solicited or who has responded, as the case may be, but on whose operations the Company directly or indirectly depends, will be in compliance in a timely manner.
Any failure by some or all of these persons to be in compliance could adversely affect the operations of the Company.

The Company will utilize both internal and external resources to reprogram, replace, test and implement software and equipment for Year 2000 modifications.

The Company has spent approximately $3,500 to replace general office desktop systems. At the present time, the Company believes that the amount of money needed to complete the Year 2000 remediation will not be material and is estimated not to exceed
$25,000.

The Company does not have any substantial contingency plans because it believes that its remediation efforts will be successful. The Company has, however, identified specific procedures required to keep its operations functioning in the event of delays or machine failures.

Because of the unprecedented nature of the YEAR 2000
ISSUE, its effects and the success of remediation efforts will not be fully determinable until the Year
2000 and thereafter. There is no assurance that the Company will be Year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be Year 2000 compliant.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(17)  Year 2000 compliance (continued)

If the steps taken by the Company and its third parties are not successful, the Company could experience operational difficulties. In addition, the preceding information, including the nature, timing, extent and costs of the Company's remediation efforts are subject to change, and such changes could be material.


(18)  Prior period adjustments and restatement

Subsequent to the issuance of the Company's 1998 financial statements, the Company's 50% owned subsidiary, Garden Life Plan, Ltd. (GLP), determined that its financial statements required restatement as a result of misstatements of the following:

1. Deferred income taxes - GLP's management determined that the amount of deferred income taxes provided in fiscal 1996 related to the Trust's recording of its investment assets at fair value (instead of cost) was inaccurate.
    As a result GLP's retained earnings as of June 1, 1997 has been restated from the amount previously reported to correct the deferred tax liability as of that date. The effect of GLP's restatement on the Company was an increase in its investment in Garden Life Plan by $407,500, an increase in its deferred income tax liability by $32,567, and an increase in its retained earnings by $374,933.

2. Unrealized gains and losses of the Trust's available-for-sale securities - GLP's management determined that unrealized gains or losses on the Trust's available-for-sale securities should have been reported as a separate component of stockholders' equity and not as trust fund income on its Statement of Income. As a result, GLP's retained earnings as of June 1, 1997 has been restated from the amount previously reported to correct the unrealized gain on investments as of that date. The effects of the restatement on the Company's financial statements was a decrease in its investment in GLP by $197,510, a decrease in deferred income taxes by $15,785, and a decrease in retained earnings by $181,725.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(18)  Prior period adjustments and restatement
      (continued)

The following summarizes the effects of the above restatements on the Company's 1998 financial statements:


                                               As Previously
                                               Reported       As Restated
At May 31:
   Investment in Garden Life
    Plan, Ltd.                                 $  1,603,868   $ 1,649,722
   Deferred income taxes (liability)                168,583       172,248
   Retained earnings                              5,919,146     5,961,335

For the year ended May 31:
   Equity in earnings of Garden Life
    Plan, Ltd., net of deferred taxes               759,190       608,171


GARDEN LIFE PLAN, LTD.
Financial Statements and Supplemental Schedules for the Years Ended May 31, 1999 and 1998 and
Independent Auditors' Report

GARDEN LIFE PLAN, LTD.

TABLE OF CONTENTS
MAY 31, 1999 AND 1998

                                                             Page
INDEPENDENT AUDITORS' REPORT                                  1

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
MAY 31, 1999 AND 1998:

     Balance Sheets                                           2

     Statements of Income and Retained Earnings               3

     Statements of Comprehensive Income                       4

     Statements of Accumulated Other Comprehensive Income     4

     Statements of Cash Flows                                 5

     Notes to Financial Statements                           6-9

SUPPLEMENTAL SCHEDULES FOR THE YEARS ENDED
  MAY 31, 1999 AND 1998:

     Supplemental Schedules of Selling Expenses              10

     Supplemental Schedules of Administrative Expenses       10


INDEPENDENT AUDITORS' REPORT

Garden Life Plan, Ltd.:

We have audited the accompanying balance sheets of Garden Life Plan, Ltd. as of May 31, 1999 and 1998, and the related statements of income and retained earnings, comprehensive income, accumulated other comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Garden Life Plan, Ltd. at May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 6, the accompanying 1998 financial statements have been restated.

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


July 22, 1999

GARDEN LIFE PLAN, LTD.

BALANCE SHEETS
MAY 31, 1999 AND 1998

ASSETS                                            1999          1998
CASH                                              $   787,766   $ 2,516,852

CERTIFICATE OF DEPOSIT - Restricted (Note 1)           50,000        50,000

ACCOUNTS AND CONTRACTS RECEIVABLE:
Installment contracts receivable, including
  amounts maturing after one year                   6,129,654     7,037,871
Less equity of trust fund in receivables           (5,855,835)   (6,665,404)

                                                      273,819       372,467
Less allowance for cancellations                      (89,000)      (69,000)

     Accounts and contracts
       receivable - net                               184,819       303,467

INVESTMENT IN TRUST FUND (Note 2)                   5,087,017     4,035,569

INCOME TAXES RECEIVABLE                                              44,271

EQUIPMENT - Net of accumulated
  depreciation of $81,840 and $64,492
  (Note 1)                                             20,058        31,833

TOTAL                                             $ 6,129,660   $ 6,981,992

LIABILITIES AND
STOCKHOLDERS' EQUITY                              1999          1998
                                                                As Restated
                                                                (See Note 6)
LIABILITIES:
Accounts payable and accrued liabilities          $   173,553   $   155,513
Due to trust fund                                     141,596       296,225
Income taxes payable                                   21,434
Outstanding funeral service coupons (Note 5)          112,524       112,524
Accrued dividends                                                 1,500,000
Deferred income taxes (Notes 1 and 4)                 730,000       895,000

Total Liabilities                                   1,179,107     2,959,262

STOCKHOLDERS' EQUITY:
Capital stock, authorized, issued and
  outstanding, 1,000 shares of no par value             1,000         1,000
Retained Earnings                                   4,179,307     3,298,438
Accumulated other comprehensive
  income (Note )                                      770,246       723,292

     Stockholders' equity                           4,950,553     4,022,730

TOTAL                                             $ 6,129,660   $ 6,981,992

See notes to financial statements.

GARDEN LIFE PLAN, LTD.

STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED MAY 31, 1999 AND 1998

                                                  1999          1998
                                                                As Restated
                                                                (See Note 6)
REVENUE:
  Income from pre-need funeral plan sales         $   474,180   $   657,525
  Less provision for cancellations                    (34,607)      (40,311)

     Total revenue                                    439,573       617,214

SELLING AND ADMINISTRATIVE EXPENSES:
  Selling                                             180,602       296,219
  Administrative                                      390,537       405,324

     Total selling and administrative expenses        571,139       701,543

OPERATING LOSS                                       (131,566)      (84,329)

OTHER INCOME - Trust fund income (Note 2)           1,508,657     2,136,577

INCOME BEFORE INCOME TAXES                          1,377,091     2,052,248

INCOME TAXES (Note 4):
  Current                                             690,000       550,000
  Deferred                                           (193,778)      218,801

     Total income taxes                               496,222       768,801

NET INCOME                                            880,869     1,283,447

DIVIDENDS                                                        (1,500,000)

RETAINED EARNINGS, BEGINNING OF YEAR
  As previously reported                            3,206,730     3,095,012
  Prior period adjustment to deferred
     income taxes (Note 6)                            815,000       815,000
  Prior period adjustment to reflect other
     comprehensive income (Note 6)                   (723,292)     (395,021)

  As restated                                       3,298,438     3,514,991

RETAINED EARNINGS, END OF YEAR                    $ 4,179,307   $ 3,298,438

See notes to financial statements

GARDEN LIFE PLAN, LTD.

STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MAY 31, 1999 AND 1998

                                                  1999          1998
                                                                As Restated
                                                                (See Note 6)
NET INCOME                                        $   880,869   $ 1,283,447

OTHER COMPREHENSIVE INCOME:
  Trust income - unrealized gain on investments        75,732       529,470
  Deferred income taxes related to other
    comprehensive income                              (28,778)     (201,199)

                                                       46,954       328,271

COMPREHENSIVE INCOME                              $   927,823   $ 1,611,718

See notes to financial statements

STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
YEARS ENDED MAY 31, 1999 AND 1998

                                                  1999          1998
                                                                As Restated
                                                                (See Note 6)
BALANCE, BEGINNING OF YEAR:
  As previously reported                          $      -      $      -
  Prior period adjustment to reflect other
    comprehensive income (Note 6)                     723,292   $   395,021

  As restated                                         723,292       395,021

OTHER COMPREHENSIVE INCOME FOR THE YEAR                46,954       328,271

BALANCE, END OF YEAR                              $   770,246   $   723,292

See notes to financial statements

GARDEN LIFE PLAN, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1999 AND 1998

                                                  1999          1998
                                                                As restated
                                                                (See Note 6)
OPERATING ACTIVITIES:
  Net income                                      $   880,869   $ 1,283,447
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Trust fund income                                (975,716)      (52,547)
    Deferred income taxes                            (193,778)      218,801
    Depreciation                                       17,346        19,908
    Changes in assets and liabilities:
      Accounts and contracts receivable - net         118,648       329,263
      Accounts payable and accrued liabilities         18,040       (30,950)
      Due to trust fund                              (154,629)      (36,479)
      Outstanding funeral service coupons                            (2,226)
      Income taxes receivable/payable                  65,705        (6,000)

         Net cash provided by (used in)
          operating activities                       (223,515)    1,723,217

INVESTING ACTIVITY - Equipment purchases               (5,571)      (15,115)

FINANCING ACTIVITY - Payment of dividends          (1,500,000)

NET INCREASE (DECREASE) IN CASH                    (1,729,086)    1,708,102

CASH, BEGINNING OF YEAR                             2,516,852       808,750

CASH, END OF YEAR                                 $   787,766   $ 2,516,852


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for income taxes (net of refunds
    of $26,988 in 1999)                           $   626,150   $   556,000
  Trust fund income - unrealized gain
    on investments                                     75,732       529,470
  Interest paid                                        16,465          -
  Dividends declared but unpaid as of year end           -        1,500,000

See notes to financial statements

GARDEN LIFE PLAN, LTD.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 1999 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Garden Life Plan, Ltd. (the "Company") is owned by Hawaiian Memorial Park Cemetery ("HMPC") and Hosoi Garden Mortuary, Inc. ("Hosoi"). Each company owns 50% of Garden Life Plan, Ltd.

BUSINESS - The Company is a sales organization that sells pre-need mortuary services. Approximately 25% of each sales contract is paid in cash and the remainder is paid under an installment contract over varying terms which are generally 60 months. The first 30% of each contract is earned and recorded as revenue by the Company. This amount is used to cover the Company's initial "acquisition costs" (i.e., sales commissions and administrative costs) and is not refundable to customers under the terms of the contract. The remaining 70% is collected by the Company and paid to Garden Life Funeral Plan Trust
(Trust), a trust administered by Pacific Century
Trust. The Trust assets are invested primarily in available-for-sale securities.

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

To ensure that funds will be available when the funeral services are performed, the market value of the Trust assets must be equal to or greater than the prospective obligation of the Trust.

TRUST FUND INCOME - Trust assets in excess of the required Trust principal are redeemable by the Company. Realized gains and losses on available-for-sale securities held by the Trust are recognized as Trust fund income or loss in the statement of income. Unrealized gains and losses on available-for-sale securities held by the Trust are included, net of deferred income taxes, in other comprehensive income.

COMPREHENSIVE INCOME - In fiscal year 1999, the
Company adopted Statement of Financial Accounting
Standards (SFAS) No. 130, REPORTING COMPREHENSIVE
INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no effect on the Company's financial position. The statement requires unrealized gains or losses on available-for-sale securities to be included in other comprehensive income. Prior year's financial statements have been reclassified to conform to these requirements.

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


2.  THE TRUST

As the Company collects on its pre-need funeral plan sales, it is obligated to pay amounts collected in excess of the first 30% of the original contract price to the Trust. Information relating to Trust investments, contractual obligations, and earnings at May 31, 1999 and 1998 follows:

                                 1999                    1998
                                       Market                   Market
INVESTMENTS                 Cost       Value        Cost        Value
Available -for-sale
   securities:
   MAS Pooled Trust -
    Income Fund            $ 2,737,142 $ 2,618,147  $ 2,276,400 $ 2,276,337
   Dodge Fixed & Cox
    Stock Fund               1,748,340   1,950,089    1,517,600   1,677,374
   Vanguard/Windsor Fund     1,699,53    1,946,059    1,517,600   1,780,706
   JP Morgan Institutional
    Bond Fund                1,967,444   1,886,069    1,669,300   1,659,219
   Pacific Capital Growth
    & Income Fund            1,621,363   1,878,282    1,517,600   1,675,650
   Pacific Capital Growth
    Stock Fund               1,663,441   1,867,334    1,517,600   1,695,996
  Vanguard Fixed Income
    Security Fund
    Intermediate Term US
    Treasury Portfolio       1,894,485   1,849,813    1,669,300   1,648,418
    Foreign Equity Fund      1,585,408   1,811,660    1,517,600   1,763,181
    Putnam Voyager Fund        840,345   1,034,847      758,800     854,644
    AIM Constellation Fund     795,783     958,436      758,800     855,675

    Total available-for-
     sale securities        16,553,404  17,795,736   14,720,600  15,887,200

Cash                         1,363,887   1,363,887      841,360     841,360

Total Trust net assets     $17,917,291  19,159,623  $15,561,960  16,728,560

Contractual obligation                 (14,072,606)             (12,692,991)

Trust assets in excess of
  required Trust principal             $ 5,087,017              $ 4,035,569

The average rate of earnings (including unrealized gains and losses) on Trust assets approximated 9% and 17% for the years ended May 31, 1999 and 1998, respectively.

The State of Hawaii requires that an annual actuarial study be performed on the Trust to determine if Trust principal along with anticipated future net earnings are sufficient to meet the future liability to contract owners. Results of the study performed as of May 31, 1998 indicate that the value of the fund exceeds the present value of future claims. The actuarial study as of May 31, 1999 is not yet available. However, it is management's opinion that the value of the fund at May 31, 1999 is sufficient to meet the future obligation to contract owners.



3.  RELATED PARTY TRANSACTIONS

Hosoi is the primary servicing mortuary. Payments made for services rendered on contracts are made directly to Hosoi by the Trust and are not reflected in these financial statements.

The management fee paid to HMPC was $174,000 for the years ended May 31, 1999 and 1998.


4.  INCOME TAXES

A reconciliation between the income tax provision and the amount computed using the statutory federal rate of 34% follows:

                                           1998                 1997
                                     Amount      Percent  Amount     Percent
Federal provision at statutory       $468,211    34.0%    $697,764    34.0%
Adjusted for:
  State income taxes                  (27,087)   (2.0)     (24,141)   (1.2)
  Dividend received deduction         (55,765)   (4.0)     (17,938)   (0.9)
  Other                                31,194     2.2       42,113     2.1

Provision for federal taxes           416,553    30.2      697,798    34.0
Provision for state taxes              79,669     5.8       71,003     3.5

Total income tax provision           $496,222    36.0%    $768,801    37.5%

The temporary differences which gave rise to significant portions of deferred taxes at May 31, 1999 and 1998 relate to reserve for cancellations, timing differences between book and tax recognition of trust income, depreciation, and funeral service coupons.

The deferred tax assets and liabilities at May 31, 1999 and 1998 were as follows:

                                                  1999          1998
                                                                As Restated
                                                                (See Note 6)
Deferred tax assets                               $   87,807    $    76,991
Deferred tax liabilities                            (817,807)      (971,991)

Net                                               $ (730,000)   $  (895,000)

5.  COMPENSATION OF CHARTER MEMBERS

In October 1995, the Company's Board of Directors moved to compensate its charter members for relinquishing their status as charter members with a final distribution consisting of an option to receive either $250 in cash or a $500 coupon for future funeral services. Charter members were the original customers of the Company, who had received payments from the Company in prior years at the discretion of the Board of Directors. The option expired February 29, 1996, at which time all charter members who had not exercised the $250 cash option were mailed the $500 coupon for future funeral services. The Company will pay the servicing mortuary for such services upon the death of the charter member and the receipt of the issued coupon.
In fiscal 1996, the Company accrued $210,500 for the estimated future cost of these services and, at May 31, 1999, the accrual for the unredeemed coupons approximated $112,500.


6.  RESTATEMENT OF DEFERRED INCOME TAXES

Subsequent to the issuance of the Company's fiscal
1998 financial statements, management determined that the amount of deferred taxes provided on the Company's adjustment in fiscal 1996 related to the Trust's recording of its investment assets at fair value (instead of cost) was inaccurate. As a result, retained earnings as of June 1, 1997 have been restated from the amount previously reported to correct the deferred tax liability as of that date. The effect of the restatement was to reduce the deferred tax liability and to increase retained earnings by $815,000 as of June 1, 1997.

Management also noted that the unrealized gains and losses on the Trust's available-for-sale securities should have been recorded as a component of stockholders' equity and not as trust fund income on the statements of income. As a result, retained earnings as of June 1, 1997 have been restated from the amount previously reported to correct the unrealized gain on investments as of that date.
The effect of the restatement was to record comprehensive income and to decrease retained earnings by $395,021 as of June 1, 1997.

The following table summarizes the effects of the above restatements by major financial statement line item affected:

                                                           1998
                                              As Previously
                                              Reported          As Restated
At May 31:
  Deferred income taxes (liability)           $ 1,710,000       $   895,000
  Accumulated other comprehensive income                            723,292
  Retained earnings                             3,206,730         3,298,438

For the year ended May 31:
  Trust fund income                             2,666,047         2,136,577
  Deferred income taxes                           420,000           218,801

                            ******

GARDEN LIFE PLAN, LTD.

SUPPLEMENTAL SCHEDULES OF SELLING EXPENSES
YEARS ENDED MAY 31, 1999 AND 1998

                                                  1999          1998
Commissions and bonuses                           $ 162,623     $ 272,385
Payroll taxes                                        15,475        21,255
Travel and entertainment                              1,459         1,033
Insurance                                             1,045         1,546

TOTAL                                             $ 180,602     $ 296,219

SUPPLEMENTAL SCHEDULES OF ADMINISTRATIVE EXPENSES
YEARS ENDED MAY 31, 1999 AND 1998

                                                  1999          1998
Management fee                                    $ 174,000     $ 174,000
Professional services                                76,798        80,577
Directors' fees                                      36,000        39,000
Salaries and wages                                   25,200        25,200
General excise taxes                                 22,273        53,439
Depreciation                                         17,346        19,908
Supplies                                             16,898         6,391
Interest                                             16,465
Payroll taxes                                         2,383         2,532
Miscellaneous                                         3,174         4,277

TOTAL                                             $ 390,537     $ 405,324

GARDEN LIFE FUNERAL PLAN TRUST

Statements of Assets and Trust Equity (Modified Cash
Basis) as of May 31, 1999 and 1998, Supplemental
Schedule (Modified Cash Basis) for the Year
Ended May 31, 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

Garden Life Funeral Plan Trust:

We have audited the accompanying statements of assets and trust equity (modified cash basis) of Garden Life
Funeral Plan Trust as of May 31, 1999 and 1998.
These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and trust equity of Garden Life Funeral Plan Trust as of May 31,
1999 and 1998, on the basis of accounting described in
Note 1.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of trust fund deposits and withdrawals (modified cash basis) for the year ended May 31, 1999 is presented for the purpose of additional analysis and is not a required part of the basic financial statements.
The schedule is the responsibility of the Trust's management. Such supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


July 22, 1999

STATEMENTS OF ASSETS AND TRUST EQUITY (MODIFIED CASH
BASIS) MAY 31, 1999 AND 1998
                                                 1999         1998
ASSETS

INVESTMENTS, AT MARKET (Note 1):
   MAS Pooled Trust-Fixed Income Fund
      (cost of $2,737,142 and $ 2,276,400)       $ 2,618,147  $ 2,276,337
   Dodge & Cox Stock Fund (cost of $1,748,340
       and $1,517,600)                             1,950,089    1,677,374
   Vanguard/Windsor Fund (cost of $1,699,653
       and $1,517,600)                             1,946,059    1,780,706
   JP Morgan Institutional Bond Fund
      (cost of $1,967,444 and $1,669,300)          1,886,069    1,659,219
   Pacific Capital Growth & Income Fund
      (cost of $1,621,363 and $1,517,600)          1,873,282    1,675,650
   Pacific Capital Growth Stock Fund
      (cost of $1,663,441 and $1,517,600)          1,867,334    1,695,996
   Vanguard Fixed Income Security Fund
      Intermediate Term US Treasury Portfolio
      (cost of $1,894,485 and $1,669,300)          1,849,813    1,648,418
   Foreign Equity Fund (cost of $1,585,408
       and $1,517,600)                             1,811,660    1,763,181
   Putnam Voyager Fund (cost of $840,345 and
       $758,800)                                   1,034,847      854,644
   AIM Constellation Fund (cost of $795,783
       and $758,800)                                 958,436      855,675

CASH INVESTMENTS (Note 1)                          1,363,887      841,360

TOTAL ASSETS                                     $19,159,623  $16,728,560


TRUST EQUITY  (Note 2)                           $19,159,623  $16,728,560

 See notes to financial statements.

GARDEN LIFE FUNERAL PLAN TRUST

NOTES TO FINANCIAL STATEMENTS (MODIFIED CASH BASIS)
MAY 31, 1999 AND 1998

1.  SUMMARY OF BUSINESS AND ACCOUNTING POLICIES

Garden Life Funeral Plan Trust (the "Trust") was established by Garden Life Plan, Ltd., with Pacific
Century Trust, as trustee, to comply with Chapter 441 of the Hawaii Revised Statutes which requires every pre-need funeral licensee (Garden Life Plan, Limited, the "Licensee") to set up and maintain one or more trusts to hold, administer, invest, and distribute pre-need funeral service funds. Such funds are held in trust for the contract owner or "trustor" to pay for his or her contracted funeral services upon death.

The Trust comprises two separate trusts - one for contracts written prior to 1988 (the "Pre-1988 Trust") and one for contracts written thereafter (the
"Post-1988 Trust"). The financial information for the Pre-1988 Trust and the Post-1988 Trust has been combined for this financial statement presentation.

BASIS OF ACCOUNTING - The statement of assets and trust equity is prepared on the cash basis, except that investment funds are stated at market values, which have been determined by Pacific Century Trust, based on the closing market prices of the underlying portfolio of funds at year end. Certain revenue and the related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred.
Accordingly, the accompanying financial statements are not intended to present financial position in conformity with generally accepted accounting principles.

OPERATION OF TRUST - The Licensee, after recovery of
30% of the contract price for pre-need funeral services, is required to deposit all subsequent contract receipts in the Trust. The income from investments of the Trust is to be distributed to the Licensee. The principal amount deposited should not be diminished or withdrawn except in payment of the funeral services contracted for or unless reclaimed by the trustor if the contract is canceled.

INVESTMENTS - Investments consist of marketable equity securities and are classified as available-for-sale securities.

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

2.  TRUST EQUITY

At May 31, 1999 and 1998, the Trust equity consisted of:

                                                 1999         1998
Income from the Trust to be distributed to
   the Licensee in the future                    $ 5,087,017  $ 4,035,569
Cumulative deposits - net of withdrawals for
   funeral services and cancellations             14,072,606   12,692,991


                                                 $19,159,623  $16,728,560

                             ******

GARDEN LIFE FUNERAL PLAN TRUST

SUPPLEMENTAL SCHEDULE OF TRUST FUND DEPOSITS AND
WITHDRAWALS (MODIFIED CASH BASIS)
YEAR ENDED MAY 31, 1999

The following is a summary of the principal deposits to the Trust and withdrawals from the Trust for the year ended May 31, 1999:

Cumulative deposits at beginning of year - net of
  withdrawals for funeral services and cancellations      $ 12,692,991
Principal deposits received for the year                     2,005,068
Less withdrawals for funeral services and
  cancellations for the year                                  (625,453)

Cumulative deposits at end of year - net of
  withdrawals funeral services and cancellations          $ 14,072,606


The following is a summary of principal amounts received by the Licensee and principal deposits made to the Trust for the year ended May 31, 1999. The amounts reflected for principal receipts by the Licensee represent the sales price of contracts sold reduced by the first 30% of such sales prices which is retained by the Licensee.


                                                          Principal
                                                          Deposits
                                      Principal           to Trust
                                      Receipts by         (As recorded
                                      the Licensee        by Trust
June 1998                             $   155,994         $   149,488
July                                      168,420             146,737
August                                    137,156             155,994
September                                 144,357             305,576
October                                   139,995
November                                  135,068             284,352
December                                  147,823             135,068
January 1998                              171,826
February                                  154,146             319,649
March                                     179,856             154,146
April                                     174,202             179,856
May                                       141,596             174,202

Total                                 $ 1,850,439         $ 2,005,068

The principal due the Trust at May 31, 1999 of $141,596 was subsequently paid to the Trust by the Licensee.

                              -5-