Form 10QSB
period 1999-08-31
HOSOI GARDEN MORTUARY INC
filed 1999-10-15
CIK 48544

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF  1934

For the quarterly period ended August 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from       to


                 Commission file number:  0-2288

                             (Unaudited)

                 HOSOI GARDEN MORTUARY, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         State of Hawaii                     No. 99-0088064
--------------------------             ----------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

     30 North Kukui Street
   (Corner of Nuuanu Avenue and Kukui Street)
    Honolulu, Hawaii                                    96817
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

    (808)  538-3877
-----------------------------------------------------------------
Issuer's telephone number, including area code

                          N/A
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.            Yes      X  No


               1,671,516 shares of Common Stock
                Outstanding at August 31, 1999

                  HOSOI GARDEN MORTUARY, INC.
                  _ _ _ _ _ _ _ _ _ _ _ _ _


[CAPTION]
                            CONTENTS
                             _ _ _ _
[S]                                                     [C]
                                                         Pages

DISCLAIMER OF OPINION                                      1

PART I - Financial Information

 Item 1. Financial Statements

         Balance Sheet                                     2

         Statements of Income and Comprehensive Income     3

         Statements of Cash Flows                          4

         Notes                                           5 - 9

 Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                    10


PART II -  Other Information                              11

SIGNATURES                                                12

                    DISCLAIMER OF OPINION
                    _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors
  HOSOI GARDEN MORTUARY, INC.


The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of August 31, 1999, and the related statements of income and comprehensive income and cash flows for the three months ended
August 31, 1999 and 1998 were not audited by us and accordingly we do not express an opinion on them.


September 30, 1999


ENDO & COMPANY
Honolulu, Hawaii

                  HOSOI GARDEN MORTUARY, INC.

                       BALANCE SHEET
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       August 31, 1999


[CAPTION]
                         A S S E T S

[S]                                           [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 2)          $   992,877
  Securities available-for-sale,
   at market (Note 3)                             837,213
  Accounts receivable, less allowance
  for doubtful accounts of $71,085                270,619
  Inventories                                     172,441
  Prepaid expenses and others                      87,422
  Deferred income taxes (Note 6)                   37,134
                                               -----------
    TOTAL CURRENT ASSETS                        2,397,706
                                              -----------

INVESTMENTS
 Garden Life Plan, Ltd. (Note 4)                2,099,572
 Woolsey-Hosoi Mortuary Services, LLC (Note 5)     14,845
 Cemetery plots                                     1,350
 Securities held-to-maturity, at cost (Note 3)    899,091
                                               ----------
                                                3,014,858
                                               ----------
PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation                       1,498,985
                                               ----------
OTHER ASSETS                                      103,498
                                               ----------
   TOTAL ASSETS                                $7,015,047
                                               ==========

[CAPTION]
                 L I A B I L I T I E S

[S]                                         [C]
CURRENT LIABILITIES
  Accounts payable                           $   281,165
  Accrued liabilities                            158,529
  Income taxes payable                             5,672
                                              ----------
    TOTAL CURRENT LIABILITIES                    445,366
                                              ----------
DEFERRED INCOME TAXES (Note 6)                   161,489
                                              ----------

[CAPTION]
            S T O C K H O L D E R S'  E Q U I T Y

[S]                                        [C]
CAPITAL CONTRIBUTED (Note 10)
  Common stock, par value $.20 per share;
   authorized 3,625,000 shares, issued
   2,187,140 shares                              437,428
  Less 291,839 reacquired shares                 (58,588)
                                              ----------
     TOTAL CAPITAL CONTRIBUTED                   378,840

RETAINED EARNINGS                              6,040,427

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 net of applicable deferred income taxes
  (Note 3 and 9)                                  70,207

TREASURY STOCK, 223,785 shares, at cost
 (Note 10)                                       (81,282)
                                              ----------
    TOTAL STOCKHOLDERS' EQUITY                 6,408,192
                                              ----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       $7,015,047
                                              ==========
[FN]
         See the accompanying Notes to Financial Statements
                             (Unaudited)
                                   2

                  HOSOI GARDEN MORTUARY, INC.

        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

         Three Months Ended August 31, 1999 and 1998


[CAPTION]
                                        1999        1998
                                     ----------  ----------
[S]                                 [C]         [C]
NET SALES AND SERVICES               $  686,513  $  627,653

COST OF SALES AND SERVICES              491,173     478,221
                                     ----------  ----------
    GROSS PROFIT                        195,340     149,432

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               186,330     155,406
                                     ----------  ----------
   OPERATING INCOME (LOSS)                9,010      (5,974)

OTHER INCOME (EXPENSE)
 Parking, dividends, interest
  and miscellaneous income               43,496      36,622
 Interest                                   -        (1,643)
                                     -----------  ---------
   INCOME BEFORE INCOME TAXES
    AND EQUITY IN EARNINGS OF
    GARDEN LIFE PLAN, LTD.               52,506      29,005

INCOME TAXES (Note 7)                    17,730      11,616
                                      ----------   --------
   INCOME BEFORE EQUITY IN EARNINGS
    OF GARDEN LIFE PLAN, LTD.            34,776      17,389

EQUITY IN EARNINGS OF GARDEN LIFE PLAN,
 LTD., net of deferred income taxes
 of $752 and $4,753 (Note 4)              8,664      54,715
                                      ----------   --------
     NET INCOME                          43,440      72,104

OTHER COMPREHENSIVE INCOME, net of
 taxes
  Net unrealized gains(losses)
  on available-for-sale securities       22,927     (67,233)
                                      ---------    --------
    COMPREHENSIVE INCOME              $  66,367    $  4,871
                                      =========    ========

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING(Note 8)                   1,673,166   1,735,710
                                      =========   =========

EARNINGS PER COMMON SHARE (Note 8)    $     .03   $     .04
                                      =========    ========


[FN]
      See the accompanying Notes to Financial Statements
                           (Unaudited)
                                 3

                   HOSOI GARDEN MORTUARY, INC.

                    STATEMENTS OF CASH FLOWS
                    _ _ _ _ _ _ _ _ _ _ _ _ _

           Three Months Ended August 31, 1999 and 1998


[CAPTION]
                                          1999        1998
                                       ----------  ----------
[S]                                   [C]         [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $   43,440  $   72,104
  Adjustments to reconcile net
  income to net cash provided by
  operations
   Depreciation                            16,835      16,172
   Gain on sale of securities             (12,940)     (4,615)
   Undistributed earnings of affiliate     (9,416)    (59,468)
   Increase in allowance for doubtful
    accounts                               (8,375)     (7,745)
   Deferred income taxes                   (2,428)    (47,479)
  (Increase)decrease in cash value
   of life insurance policies                (208)       (364)
(Increase) decrease in certain assets
   Accounts receivable                     59,209      17,054
   Income tax receivable                    8,074      29,392
   Dividend receivable                        -       750,000
   Inventories                            (28,467)      9,365
   Prepaid expenses and others            (28,557)    (47,070)
(Decrease) increase in certain liabilities
   Accounts payable                        21,194     (36,286)
   Accrued liabilities                     26,813      12,668
   Income taxes payable                     5,672          -
                                        ---------    --------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          90,846     703,728
                                        ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment        (9,728)     (11,056)
 Purchase of certificate of deposit           -       (600,000)
 Increase in securities                   (65,381)     (56,830)
 Proceeds from sale of securities           55,739      67,220
 Partnership distribution                    7,500          -
 Redemption of life insurance policy          -         11,485
 Payment of premiums on life insurance
  policies                                  (1,405)       (636)
                                         ---------    --------
      NET CASH USED IN INVESTING
       ACTIVITIES                          (13,275)   (589,817)
                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 - Shares reacquired                       (12,856)    (52,296)
                                         ---------    --------
      NET INCREASE IN CASH                   64,715     61,615


CASH, beginning of period                   928,162     498,871
                                          ---------   ---------

CASH, end of period                       $ 992,877   $ 560,486
                                          =========   =========

[FN]
       See the accompanying Notes to Financial Statements
                         (Unaudited)
                              4

                  HOSOI GARDEN MORTUARY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                 _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   August 31, 1999 and 1998


(1)  Basis of presentation

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


(2)  Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


(3) Investment securities

At August 31, 1999, the Company held investments in the following types of securities:

[CAPTION]
                                    Gross      Gross
                        Amortized Unrealized Unrealized
                          Cost        Gain     Loss      Fair Value
                        --------  --------  ----------  ---------
[S]                   [C]        [C]         [C]        [C]
Available-for-sale
 Equity securities     $ 94,930   $ 19,607    $ 6,755   $  107,782
  Mutual funds          629,095    107,219      6,883      729,431
                      ---------   --------    -------   ----------
                        724,025    126,826     13,638      837,213
Held-to-maturity
 U.S. Treasury bills    899,091        219      4,885      894,425
                      ---------   --------    -------   ----------
          Total      $1,623,116   $127,045   $ 18,523   $1,731,638
                     ==========   ========   ========   ==========

The maturities for all debt securities held at August 31,1999 were:

[CAPTION]
                       Available-for-Sale       Held-to-Maturity
                     ----------------------    -------------------
                       Amortized     Market     Amortized  Market
                        Cost         Value         Cost    Value
                      ----------   --------   -----------  --------
[S]                  [C]          [C]        [C]          [C]
Within 1 year         $      -     $    -     $   758,950  $ 758,497
After 1 year
 through 5 years             -          -          92,040     89,577
After 5 years                -          -          48,101     46,351
                     -----------   --------   ------------ ---------
                     $     -       $    -     $    899,091 $ 894,425
                     ===========   =========  ============ =========

[FN]
                              (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        August 31, 1999 and 1998



(3) Investment securities (continued)

The Company sold available-for-sale and held-to-maturity securities for $55,739 and $67,220 in 1999 and 1998, respectively. The net realized gain of $12,940 and $4,615 in 1999 and 1998, respectively, is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of August 31, 1999, and reported as a separate component of Stockholders' Equity are as follows:

    [S]                                                 [C]
    Unrealized holding gains, net of losses              $ 113,188
    Deferred income tax on net unrealized holding
     gains                                                 (42,981)
                                                         ---------
                                                         $  70,207
                                                         =========

(4)  Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Pacific Century Trust to be held in trust. GLP is entitled to all earnings from funds held in trust which amounted to $1,508,657 and $2,136,577 for the years ended May 31, 1999 and 1998, respectively, and is reflected in Other Income. Trust assets are not included in the financial statements of the Company nor GLP.

Audited financial statements of this subsidiary as of May 31, 1999 and 1998 reflected the following summarized financial position and results of operations:

[CAPTION]
                                                                  1998 (As
                                                    1999          Restated)
                                                ----------      ----------
         [S]                                   [C]             [C]
          Total assets                          $ 6,129,660     $ 6,981,992

          Total liabilities                       1,179,107       2,959,262
                                                -----------     -----------
             Total stockholders' equity         $ 4,950,553     $ 4,022,730
                                                ===========     ===========




[FN]
                                (Unaudited)
                                     6

                        HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          August 31, 1999 and 1998



(4)  Garden Life Plan, Ltd. (continued)

[CAPTION]
                                                              1998 (As
                                                 1999         Restated)
                                              ----------    ----------
          [S]                                [C]           [C]
          Total revenues                      $  439,573    $  617,214
                                              ==========    ==========
          Operating loss                      $ (131,566)   $  (84,329)
                                              ==========    ==========
          Other income - trust fund income    $1,508,657    $2,136,577
                                              ==========    ==========
          Net income                          $  880,869    $1,283,447
                                              ==========    ==========

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months ended August 31, 1999 and 1998.

Investment in Garden Life Plan, Ltd. as of August 31, 1999 is accounted for as follows:

         [S]                                               [C]
          Stockholders' equity at August 31, 1999
           per Garden Life Plan, Ltd.'s balance sheet       $ 4,969,387
          Less: Accumulated other comprehensive income         (770,246)
                                                            -----------
                                                              4,199,141
               Equity Ownership                                      50%
                                                            -----------
                                                              2,099,571
               Rounding                                               1
                                                            -----------
          Total investment in Garden Life Plan, Ltd.        $ 2,099,572
                                                            ===========

(5)  Woolsey-Hosoi Services, LLC

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi is $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements and facilities use and related charges. The revenues from these services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $2,250 or .3% and $2,396 or .4% of Net sales and services in 1999 and 1998, respectively.

The partnership income or loss for the three months ended March 31, 1999 has
not been reflected in the financial statements.   The earning or loss is
deemed to not have a material effect on the financial statements.



[FN]
                                (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          August 31, 1999 and 1998



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

At August 31, 1999 the Company's retained earnings included approximately $2,099,572 of undistributed earnings of Garden Life Plan, Ltd.


(7)  Income taxes

The provision for income taxes consists of the following:

[CAPTION]
                                                        1999        1998
                                                      --------    --------
          [S]                                        [C]         [C]
          Federal:
            Current                                   $ 18,228    $ 12,390
            Deferred                                    (2,676)     (2,476)
                                                      --------    --------
                                                        15,552       9,914
                                                      --------    --------
         State:
            Current                                      2,682       2,169
            Deferred                                      (504)       (467)
                                                      --------    --------
                                                         2,178       1,702
                                                      --------    --------
                    Total                             $ 17,730    $ 11,616
                                                      ========    ========


(8)  Earnings per share

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,735,710 for 1999 and 1,735,710 for 1998.



[FN]
                                (Unaudited)
                                      8

                        HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         August 31, 1999 and 1998




(9)  Comprehensive income

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

The 223,785 shares reflected as Treasury Stock as of August 31, 1999 and 1998, reflects shares acquired before July 1, 1987.


(11)  Prior period adjustment

Subsequent to the issuance of the Company's 1999 financial statements, it was determined that the amount of income taxes provided in the financial
statements was inaccurate.   As a result additional income taxes of $20,943
was charged to retained earnings in the current year.


(12)  Year 2000 issue

The Company has determined that it will be required to modify or replace significant portions of its software and hardware so that these systems will properly utilize dates beyond December 31, 1999. The Company presently in the process of modifying or replacing existing software and certain hardware, so that the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has spent approximately $15,300 to replace general office desktop systems. At the present time, the Company believes that the amount of money needed to complete the Year 2000 remediation will not be material and is estimated not to exceed $25,000.

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



[FN]
                             (Unaudited)

                      HOSOI GARDEN MORTUARY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 1999.

The working capital and working capital ratio at August 31, 1999 reflected strong liquidity as follows:

         [S]                              [C]
          Working capital                  $ 1,952,340
                                           ===========

          Working capital ratio                5.4:1
                                           ===========


Changes in results of operations

Net Sales and Services - Net sales and services in 1999 increased by 9.4% over 1998. The increase resulted principally from a price increase as well as an increase in the number of services performed.

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 71.5% in 1999 from 76.2% in 1998. The decrease is due to a decrease in rent and real property taxes, as well as the overall increase in net sales and services.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales, increased to 27.1% in 1999
from 24.8% in 1998.   The increase resulted from increases in professional
fees, advertising expense, and salaries and wages.

Income Taxes - The effective income tax rate is 33.8% for 1999 and 40.0% for 1998.

Other Income (Expense) - Other income as a percent of net sales and services increased to 6.3% in 1999 from 5.8% in 1998. The increase resulted primarily from an increase in gains on sale of securities.


[FN]
                                 10

                    HOSOI GARDEN MORTUARY, INC.

                    PART II - OTHER INFORMATION
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      August 31, 1999 and 1998



Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three-months ended August 31, 1999.

[FN]
                                   11

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



                               HOSOI GARDEN MORTUARY, INC.
                               (Small business issuer)



Date   October 14, 1999                       Clifford  Hosoi
                                            ---------------------
                                            Clifford Hosoi, President


Date   October 14, 1999
                                             Keith Numazu
                                            ------------------------
                                            Keith Numazu, Treasurer


[FN]
                                     12