Form 10QSB
period 1999-11-30
HOSOI GARDEN MORTUARY INC
filed 2000-01-18
CIK 48544

Hosoi Garden Mortuary, Inc.
30 North Kukui Street
Honolulu, Hawaii   96817


January 14, 2000


Securities and Exchange Commission
Washington, D.C.   20549


Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB for the quarter ended November 30, 1999.

Yours truly,

HOSOI GARDEN MORTUARY, INC.

Clifford S. Hosoi
____________________

CLIFFORD S. HOSOI,
President

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-QSB



(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended November 30, 1999


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

                       1,670,566 shares of Common Stock
                       Outstanding at November 30, 1999

                       HOSOI GARDEN MORTUARY, INC.
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _


                               CONTENTS
                               _ _ _ _
[CAPTION]

                                                                     Pages
[S]                                                                  [C]
DISCLAIMER OF OPINION                                                 1

PART I -  Financial Information

     Item 1.Financial Statements

          Balance Sheet                                               2

          Statements of Income and Comprehensive Income               3

          Statements of Cash Flows                                    4

          Notes to Financial Statements                             5 - 11

     Item 2.Management's Discussions and Analysis of Financial
           Condition and Results of Operations                        12


PART II - Other Information                                           13


SIGNATURES                                                            14

                            DISCLAIMER OF OPINION
                            _ _ _ _ _ _ _ _ _ _ _


To the Board of Directors

   Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of November 30, 1999, and the related statements of income and comprehensive income for the three-months and six-months ended November 30, 1999 and 1998 and cash flows for the six-months ended November 30, 1999 and 1998 were not audited by us and accordingly, we do not express an opinion on them.


January 11, 2000

Endo & Company
Honolulu, Hawaii

                       HOSOI GARDEN MORTUARY, INC.

                            BALANCE SHEET
                             _ _ _ _ _ _

                          November 30, 1999

[CAPTION]
                                A S S E T S
[S]                                                              [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 2)                             $ 1,796,210
  Securities available-for-sale, at market (Note 3)                  874,659
  Accounts receivable, less allowance for doubtful accounts
   of $78,780                                                        270,954
  Income taxes receivable                                             14,847
  Inventories                                                        336,468
  Prepaid expenses and others                                         61,809
  Deferred income taxes (Note 6)                                      40,048
                                                                 -----------
       TOTAL CURRENT ASSETS                                        3,394,995
                                                                 -----------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 4)                                  2,099,572
  Woolsey-Hosoi Mortuary Service, LLC (Note 5)                        14,845
  Cemetery plots                                                       1,350
  Securities held-to-maturity, at cost (Note 3)                      125,922
                                                                 -----------
                                                                   2,241,689
                                                                 -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation     1,493,239
                                                                 -----------
OTHER ASSETS                                                         105,111
                                                                 -----------
       TOTAL ASSETS                                              $ 7,235,034
                                                                 ===========
[CAPTION]
                        L I A B I L I T I E S
[S]                                                            [C]
CURRENT LIABILITIES
  Accounts payable                                             $    454,723
  Accrued liabilities                                               186,028
                                                               ------------
        TOTAL CURRENT LIABILITIES                                   640,751
                                                               ------------

DEFERRED INCOME TAXES (Note 6)                                      168,544
                                                               ------------

[CAPTION]
                  S T O C K H O L D E R S '  E Q U I T Y
[S]                                                             [C]
CAPITAL CONTRIBUTED (Note 10)
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                        437,428
   Less 292,789 reacquired shares                                   (58,778)
                                                               ------------
        TOTAL CAPITAL CONTRIBUTED                                  378,650
                                                               ------------

RETAINED EARNINGS (Note 10)                                       6,046,639
                                                               ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, net of
 deferred taxes (Notes 3 and 9)                                      81,732
                                                               ------------

TREASURY STOCK, 223,785 shares, at cost (Note 10)                   (81,282)
                                                               ------------
        TOTAL STOCKHOLDERS' EQUITY                                6,425,739
                                                               ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  7,235,034
                                                               ============
[FN]

           See the accompanying Notes to Financial Statements
                               (Unaudited)

                     HOSOI GARDEN MORTUARY, INC.

            STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]

                              Three-Months Ended       Six-Months Ended
                                November 30,              November 30,
                            ---------------------  -------------------------
                               1999        1998         1999         1998
                            ----------  ---------  -----------   -----------
[S]                         [C]         [C]        [C]           [C]
NET SALES AND SERVICES      $  618,006  $ 645,231  $ 1,304,519   $ 1,272,884

COST OF SALES AND SERVICES     465,008    476,793      956,181       955,014
                            ----------  ---------  -----------   -----------
    GROSS PROFIT               152,998    168,438      348,338       317,870

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       192,055    166,224      378,385       321,630
                            ----------  ---------   ----------   -----------
   OPERATING INCOME (LOSS)     (39,057)     2,214      (30,047)       (3,760)

OTHER INCOME (EXPENSE)
 Parking, dividends, interest
  and miscellaneous income       49,545     35,180       93,041        71,802
 Interest expense                  (268)      -            (268)       (1,643)
                            -----------  ---------   ----------   -----------
   INCOME BEFORE INCOME
    TAXES AND EQUITY IN
    EARNINGS OF GARDEN
    LIFE PLAN,  LTD.             10,220     37,394       62,726        66,399

INCOME TAXES (Note 7)               160      7,694       17,890        19,310
                           ------------  ---------   ----------   -----------
   INCOME BEFORE EQUITY
    IN EARNINGS OF GARDEN
    LIFE PLAN, LTD.              10,060     29,700       44,836        47,089

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of
 deferred income taxes
 (Note 4)                          -        25,915        8,664        80,630
                           ------------  ---------   ----------   -----------
    NET INCOME                   10,060     55,615       53,500       127,719

OTHER COMPREHENSIVE INCOME-
 Net unrealized gains(loss)
 on available-for-sale
 securities, net of income
 taxes                           18,580     80,348        (4,347)      13,115
                           ------------  ---------   -----------   ----------
    COMPREHENSIVE INCOME         28,640    135,963        49,153      140,834

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
 (Note 8)                    $1,670,649  $1,729,583    $1,671,908  $1,734,697
                             ==========  ==========    ==========  ==========
EARNINGS PER COMMON SHARE
(Note 8)                         $.01        $.03          $.03        $.07
                                 ====        ====          ====        ====

[FN]
              See the accompanying Notes to Financial Statements
                                   (Unaudited)

                        HOSOI GARDEN MORTUARY, INC.

                         STATEMENTS OF CASH FLOWS
                          _ _ _ _ _ _ _ _ _ _ _ _

               Six-Months Ended November 30, 1999 and 1998
[CAPTION]

                                                    1999             1998
                                                  -----------     -----------
[S]                                               [C]             [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    53,500     $   127,719
  Adjustments to reconcile net income to
   net cash provided by operations
     Depreciation                                      33,669          33,007
     Gain on sale of securities                        (7,139)         (9,061)
     Undistributed earnings of affiliate               (9,416)        (87,634)
     Increase in allowance for doubtful accounts      (16,050)        (15,422)
     Cash value of life insurance policies               (415)          1,219
     Deferred income taxes                             (5,342)        (42,982)
  (Increase) decrease in certain assets
     Accounts receivable                               66,549           1,166
     Income taxes receivable                           (6,773)         34,840
     Dividend receivable                                 -            750,000
     Inventories                                     (192,493)          9,999
     Prepaid expenses and others                       (2,944)            640
  (Decrease) increase in certain liabilities
     Accounts payable                                 194,752         (11,721)
     Accrued liabilities                               54,312         (58,913)
                                                 ------------      ----------
          NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                 162,210         732,857
                                                 ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (20,817)        (14,553)
  Increase in securities                             (138,412)       (838,886)
  Investment in Woolsey-Hosoi Mortuary
   Service, LLC                                          -            (15,000)
  Distribution from investment in LLC                   7,500            -
  Redemption of life insurance policy                    -             11,485
  Proceeds from sale of securities                    877,272         805,523
  Purchase of certificate of deposit                     -           (600,000)
  Premiums payments on life insurance policies         (2,811)         (3,811)
                                                 ------------      ----------
          NET CASH (USED IN) PROVIDED BY
           INVESTING ACTIVITIES                       722,732        (655,242)
                                                 ------------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES - Purchase
 of reacquired shares                                 (16,894)        (78,115)
                                                 ------------      ----------
          NET CASH USED IN FINANCING ACTIVITIES       (16,894)        (78,115)
                                                 ------------      ----------

          NET INCREASE (DECREASE)                     868,048            (500)
                                                 ------------     -----------
CASH AND CASH EQUIVALENTS, beginning of period        928,162         498,871

CASH AND CASH EQUIVALENTS, end of period          $ 1,796,210     $   498,371
                                                  ===========     ===========
[FN]

        See the accompanying Notes to Financial Statements
                               (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       November 30, 1999 and 1998



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


(3) Investment securities

The Company held investments in the following types of securities:

[CAPTION]
                                          Gross         Gross
                          Amortized    Unrealized    Unrealized     Fair
                             Cost          Gain          Loss      Market
                          -----------  ----------    ----------  -----------
[S]                       [C]          [C]           [C]         [C]
   November 30, 1999
   -------------------
    Available-for-sale
     Equity securities    $   106,911  $    21,402    $   8,758  $  119,555
     Mutual Funds             635,980      127,084        7,960     755,104
                          -----------  -----------    ---------  ----------
                              742,891      148,486       16,718     874,659

    Held-to-Maturity
     U. S. Treasury Notes     125,922          125        3,582     122,465
                          -----------   ----------    ---------  ----------
           Totals         $   868,813   $  148,611    $  20,300  $  997,124
                          ===========   ==========    =========  ==========
   November 30, 1998
   -------------------
    Available-for-sale
     Equity securities    $   106,133   $   36,909    $   8,125  $  134,917
     Mutual Funds             601,144       90,878          150     691,872
                          -----------   ----------    ---------  ----------
                              707,277      127,787        8,275     826,789
   Held-to-Maturity
    U. S. Treasury Notes      844,871        3,290          426     847,735
                          -----------   ----------   ----------  ----------
          Totals          $ 1,552,148   $  131,077    $   8,701  $1,674,524
                          ===========   ==========    =========  ==========
[FN]

                                   (Unaudited)

                            HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS

                             _ _ _ _ _ _ _ _ _ _ _ _ _ _

                            November 30, 1999 and 1998


(3) Investment securities (continued)

The maturities for all debt securities held at November 30, 1999 were:

[CAPTION]
                          Available-for-Sale         Held-to-Maturity
                        ---------------------     ----------------------
                         Amortized     Market     Amortized       Market
                            Cost       Value        Cost           Value
                        ----------    -------     ---------      ---------
[S]                     [C]           [C]         [C]            [C]
    Within 1 year       $     -       $   -       $    -         $   -

    After 1 year
     through 5 years          -           -          92,041        89,252

    After 5 years             -           -          33,881        33,213
                        ----------    -------     ---------     ---------
                        $     -       $   -       $ 125,922     $ 122,465
                        ==========    =======     =========     =========
[FN]

The Company sold available-for-sale and held-to-maturity securities for $877,272 and $805,523 in 1999 and 1998, respectively. The net realized gains of $7,139 and $9,061 in 1999 and 1998, respectively, is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of November 30, 1999, and reported as a separate component of Stockholders' Equity are as follows:

[CAPTION]
                                                                   1999
                                                                 ---------
   [S]                                                           [C]
   Unrealized holding gains, net of losses                       $ 131,768

   Deferred income tax on net unrealized holding gains             (50,036)
                                                                 ---------
                                                                 $  81,732
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

[FN]

                                  (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        November 30, 1999 and 1998


(4) Garden Life Plan, Ltd. (continued)

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited in trust funds at Pacific Century Trust. GLP is entitled to all earnings from funds held in trust which amounted to $1,508,657 and $2,136,577 for the years ended May 31, 1999 and 1998, respectively, and is reflected in Other Income. Trust assets are not included in the financial statements of the Company nor GLP.

Audited financial statements of this subsidiary as of May 31, 1999 and 1998 reflected the following summarized financial position and results of operations:

[CAPTION]
                                                                 1998(As
                                                   1999         Restated)
                                               -----------     -----------
    [S]                                        [C]             [C]
    Total assets                               $ 6,129,660     $ 6,981,992

    Total liabilities                            1,179,107       2,959,262
                                               -----------     -----------
      Total stockholders' equity               $ 4,950,553     $ 4,022,730
                                               ===========     ===========

    Total revenues                             $   439,573     $   617,214
                                               ===========     ===========
    Operating loss                             $  (131,566)    $   (84,329)
                                               ===========     ===========
    Other income - trust fund income           $ 1,508,657     $ 2,136,577
                                               ===========     ===========

        Net income                             $   880,869     $ 1,283,447
                                               ===========     ===========

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of Garden Life Plan, Ltd. for its three-months ended August 31, 1999.


(5)     Woolsey-Hosoi Services, LLC

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements and facilities use and related charges. The revenues from these services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $6,663 or .5% and $6,925 or .5% of Net sales and services in 1999 and 1998, respectively.

[FN]

                                (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         November 30, 1999 and 1998


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

At November 30, 1999, the Company's retained earnings included approximately $2,099,572 of undistributed earnings of Garden Life Plan, Ltd.


(7) Income taxes

The provision for income taxes consists of the following:

[CAPTION]
                                                   1999             1998
                                                 --------         ---------
      [S]                                        [C]              [C]
      Current:
           Federal                               $ 20,518         $  16,860
           State                                    3,466             3,147
                                                 --------         ---------
              Total Current                        23,984            20,007
                                                 --------         ---------

      Deferred:
           Federal                                (5,128)              (586)
           State                                    (966)              (111)
                                                --------         ----------
              Total Deferred                      (6,094)              (697)
                                                --------         ----------

              Total Federal and State           $ 17,890          $  19,310
                                                ========          =========

[FN]

                                  (Unaudited)

                          HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                            November 30, 1999 and 1998


(8) Earnings per share

Earnings per common share has been computed on the basis of a weighted average shares outstanding of 1,671,908 for 1999 and 1,734,697 for 1998.


(9) Comprehensive income

In the year ended May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.


(10)Reacquired shares

Capital contributed is reduced for shares of the Company reacquired after June 30, 1987. Payments for shares in excess of the par value of each share
acquired has been charged to additional paid-in capital.   Purchase of
reacquired shares have exceeded the balance of additional paid-in capital and therefore, Retained Earnings is charged for the cost in excess of par value.

The 223,785 shares reflected as Treasury Stock as of November 30, 1999 reflects the shares acquired before July 1, 1987.


(11) Prior period adjustment

Subsequent to the issuance of the Company's 1999 financial statements, it was determined that the amount of income taxes provided in the financial statements was understated. As a result additional income taxes of $20,943 has been charged to retained earnings in the current year.


(12)Year 2000 Issue

The Year 2000 Issue arises because most computer software programs allocate only two digits to the data field for year on the assumption that the first two digits will be 19. Such programs, absent reprogramming, will thus interpret the year 2000 as the year 1900 and 2001 as 1901 and so on. The Year 2000 Issue affects both computer hardware (i.e. the embedded logic of computer chips) and computer software and could impact both the ability to enter data into computer programs and the ability of such programs to process data correctly.


[FN]


                           (Unaudited)

                     HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       November 30, 1999 and 1998



(12)Year 2000 Issue (continued)

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

[S]                    [C]          [C]          [C]            [C]
                                                                Valiation/
System Description     Awareness    Asessement   Remediation      Testing
------------------     ---------    ----------   -----------    -----------
General Office          Complete      Complete   In Progress    In Progress
Desktop Systems
(Windows based
spreadsheet and
word processing)

The Company has solicited information from vendors and others, whose Year 2000 compliance could affect the Company, regarding the status of assessment, testing and remediation of their computer applications. The Company, is continuing its efforts to determine the status of Year 2000 compliance of entities whose systems could impact the operations of the Company. In general, those who have responded to the Company have indicated they too are working on the Year 2000 Issue. There can be no guarantee, however, that all such persons or others who have not been identified or solicited or who has responded, as the case may be, but on whose operations the Company directly or indirectly depends, will be in the compliance in a timely manner. Any failure by some or all of these persons to be in compliance could adversely affect the operations of the Company.

[FN]
                             (Unaudited)
                                 (10)

                    HOSOI GARDEN MORTUARY, INC.

                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------
                    November 30, 1999 and 1998


(12) Year 2000 Issue (continued)

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

If the steps taken by the Company and its third parties are not successful, the Company could experience operational difficulties. In addition, the preceding information, inlcuding the nature, timing, extent and costs of the Company's remediation efforts are subject to change, and such changes could be material.

[FN]

                              (Unaudited)
                                   11

                    HOSOI GARDEN MORTUARY, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------
                  November 30, 1999 and 1998

Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 1999.

The following capital and working capital ratio at November 30, 1999 is as follows:

         [S]                                  [C]
         Working capital                      $2,754,244
         Working capital ratio                   5.3:1

Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 73.3% from 75.0% for the six-months ended November 30, 1999 and 1998. The decrease is due principally to an increase in sales, as well as a decrease in rent and real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 29.0% from 25.3% for the six-months ended November 30, 1999 over 1998. The increase is due to increases in education expense, salaries and wages and legal fees.

Income Taxes - The effective income tax rate has decreased to 28.5% for 1999 from 29.1% for 1998.

Other income (expense) - Other income as a percent of net sales increased to 7.1% from 5.5% for the six-months ended November 30, 1999 over 1998. The increase in other income resulted primarily from an increase in interest income and non-recurring revenues from data processing for Garden Life Plan, Ltd.

[FN]

                                 <12>

                        HOSOI GARDEN MORTUARY, INC.

                        PART II - OTHER INFORMATION
                        ---------------------------
                        November 30, 1999 and 1998

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six-months ended November 30, 1999.

[FN]
                                13

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

                                          HOSOI GARDEN MORTUARY, INC.
                                                 (Registrant)

Date 01/14/00                                   CLIFFORD HOSOI
                                          ----------------------------------
                                          Clifford Hosoi, President

Date 01/14/00                                    KEITH NUMAZU
                                          ----------------------------------
                                          Keith Numazu
                                          Corporate Treasurer and Bookkeeper
[FN]
                                   14

                                EXHIBIT INDEX
                                -------------

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  27 Financial Date Schedule, which is submitted electroncially to the Securities and Exchange Commission for information only and not filed.