Form 10QSB
period 2000-02-29
HOSOI GARDEN MORTUARY INC
filed 2000-04-19
CIK 48544

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            To

                       Commission file number 0-2288

                                 (Unaudited)

                          HOSOI GARDEN MORTUARY, INC.
(Exact name of small business issuer as specified in its charter)

State of Hawaii                                      No. 99-0088064
- - - - - - - -                                      - - - - - - - -
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


30 North Kukui Street
(Corner of Nuuanu Avenue
and Kukui Street)
Honolulu, Hawaii                                       96817
- - - - - - - - - - - - - - - - - - - - -              - - -
(Address of principal executive offices)              (Zip Code)

      (808) 538-3877
- - - - - - - - - - - - - - - - - - - -
(Registrant's telephone number, including area code)


                            N/A
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

                 1,669,633 shares of Common Stock
                 Outstanding at February 29, 2000

                     HOSOI GARDEN MORTUARY, INC.
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                            CONTENTS
                             _ _ _ _

[S]                                                                   [C]
                                                                      Pages

DISCLAIMER OF OPINION                                                   1

PART I - Financial Information

     Item 1. Financial Statements

             Balance Sheet                                              2

             Statements of Income and Comprehensive Income              3

             Statements of Cash Flows                                   4

             Notes                                                    5 - 13

     Item 2. Management's Discussions and Analysis of Financial
             Conditions and Results of Operations                       14


PART II - Other Information                                             15


SIGNATURES                                                              16

                            DISCLAIMER OF OPINION
                            _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors

     Hosoi Garden Mortuary, Inc.


The accompanying balance sheet of
                                  HOSOI GARDEN MORTUARY, INC.

as of February 29, 2000, and the related statements of income and comprehensive income for the three-months and nine-months ended February 29, 2000 and February 28, 1999 and cash flows for the nine-months ended February 29, 2000 and February 28, 1999 were not audited by us and accordingly, we do not express an opinion on them.


April 10, 2000

Endo & Company
Honolulu, Hawaii

                       HOSOI GARDEN MORTUARY, INC.

                             BALANCE SHEET
                             _ _ _ _ _ _ _

                           February 29, 2000
[CAPTION]

                               A S S E T S
                               - - - - - -
[S]                                                            [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 2)                           $     724,970
  Securities available-for-sale, at market (Note 3)                  893,952
  Accounts receivable, less allowance for doubtful
   accounts of $86,402                                               319,683
  Income taxes receivable                                             28,127
  Inventories                                                        299,544
  Prepaid expenses and others                                         93,089
  Deferred income taxes (Note 6)                                      43,064
                                                                ------------
         TOTAL CURRENT ASSETS                                      2,402,429
                                                                ------------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 4)                                  2,795,231
  Woolsey-Hosoi Mortuary Services, LLC (Note 5)                        4,845
  Cemetery plots                                                       1,350
  Securities held-to-maturity, at cost (Note 3)                      886,935
                                                                ------------
         TOTAL INVESTMENTS                                         3,688,361
                                                                ------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
 depreciation                                                      1,483,742
                                                                ------------

OTHER ASSETS                                                         106,724
                                                                ------------

         TOTAL ASSETS                                           $  7,681,256
                                                                ============
[CAPTION]

                            L I A B I L I T I E S
                            ---------------------
[S]                                                             [C]
CURRENT LIABILITIES
  Accounts payable                                              $    336,717
  Accrued liabilities                                                113,463
                                                                ------------
        TOTAL CURRENT LIABILITIES                                    450,180
                                                                ------------

DEFERRED INCOME TAXES (Note 6)                                       218,507
                                                                ------------

[CAPTION]

                  S T O C K H O L D E R S'  E Q U I T Y
                  -------------------------------------
[S]                                                             [C]
CAPITAL CONTRIBUTED
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                         437,428
  Less 293,989 reacquired shares                                     (59,018)
                                                                 -----------
          TOTAL CAPITAL CONTRIBUTED                                  378,410
                                                                 -----------
RETAINED EARNINGS                                                  6,642,914

ACCUMULATED OTHER COMPREHENSIVE INCOME,
  net of deferred taxes (Notes 3 and 9)                               72,527

TREASURY STOCK, 223,785 shares, at cost (Note 8)                     (81,282)
                                                                 -----------
          TOTAL STOCKHOLDERS' EQUITY                               7,012,569
                                                                 -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  7,681,256
                                                                ============
[FN]
               See the Accompanying Notes to Financial Statements
                                  (Unaudited)

                          HOSOI GARDEN MORTUARY, INC.

                              STATEMENTS OF INCOME
                              _ _ _ _ _ _ _ _ _ _

[CAPTION]

                               Three-Months Ended       Nine-Months Ended
                             ----------------------   ----------------------
                              February     February   February     February
                              29, 2000     28, 1999   29, 2000     28, 1999
                             ----------  ----------  ----------   -----------
[S]                          [C]         [C]         [C]          [C]
NET SALES AND SERVICES       $  749,527  $  787,854  $ 2,054,046  $ 2,060,738

COST OF SALES AND SERVICES      477,529     548,357    1,433,710    1,503,371
                             ----------  ----------  -----------  -----------
   GROSS PROFIT                 271,998     239,497      620,336      557,367

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        218,877     197,662      597,262      519,292
                             ----------  ----------   ----------   ----------
   OPERATING INCOME              53,121      41,835       23,074       38,075

OTHER INCOME (EXPENSE)
  Parking, dividends, interest
   and miscellaneous income      48,460      59,445      141,501      131,247
  Interest and other expenses    (1,170)       -          (1,438)      (1,643)
                             ----------   ---------   ----------    ---------
   INCOME BEFORE INCOME
   TAXES AND  EQUITY IN
   EARNINGS OF GARDEN
   LIFE PLAN, LTD.              100,411     101,280      163,137      167,679

INCOME TAXES (Note 7)            38,313      34,126       56,203       53,436
                              ---------   ---------   ----------    ---------
   INCOME BEFORE  EQUITY
   IN EARNINGS OF GARDEN
   LIFE PLAN, LTD.               62,098      67,154     106,934      114,243

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of
 deferred income taxes (Note 4) 640,061     521,481     648,725      602,111
                              ---------   ---------   ---------   ----------
   NET INCOME                   702,159     588,635     755,659      716,354

OTHER COMPREHENSIVE INCOME-
 Net unrealized gains(loss) on
  available-for-sale securities,
  net of income taxes            (7,554)     (6,517)     (11,901)      6,598
                              ---------   ---------   ----------   ---------

   COMPREHENSIVE INCOME      $   694,605  $  582,118   $  743,758  $ 722,952
                             ===========  ==========   ==========  =========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 8)   1,669,566   1,722,325    1,671,127  1,730,573
                             ===========  ==========   ==========  =========
EARNINGS PER COMMON SHARE
 (Note 8)                       $ .42        $ .34        $ .45       $ .41
                                =====        =====        =====       =====
[FN]

          See the Accompanying Notes to Financial Statements
                                (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                        STATEMENTS OF CASH FLOWS
                         _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                                         Nine-Months Ended
                                                       ----------------------
                                                        February     February
                                                        29, 2000     28, 1999
                                                       ----------  ----------
[S]                                                    [C]         [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  755,659  $  716,354
    Adjustments to reconcile net income to net cash
     provided by (used in) operations
       Depreciation                                        50,504      49,842
       Gain on sale of securities                          (8,399)    (17,296)
       Undistributed earnings of Garden Life Plan, Ltd.  (705,075)   (654,412)
       Increase in allowance for doubtful accounts         23,692        -
       Cash value of life insurance policies                 (622)      2,438
       Deferred income taxes                               47,240        (581)
     (Increase) decrease in certain assets
       Accounts receivable                                (21,922)    (38,080)
       Income taxes receivable                            (20,053)     71,862
       Dividend receivable                                   -        750,000
       Inventories                                       (155,570)    (40,400)
       Prepaid expenses and others                        (34,224)    (65,041)
     (Decrease) increase in certain liabilities
       Accounts payable                                    76,746     101,146
       Accrued liabilities                                (18,253)    (26,269)
                                                       ----------    --------
              NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                       (10,277)    849,563
                                                       ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                        905,482     825,674
  Purchase of property and equipment                      (28,154)    (43,838)
  Increase in securities                                 (960,508)   (863,403)
  Distribution from investment in LLC                      17,500        -
  Investment in Woolsey-Hosoi Mortuary Services, LLC         -        (15,000)
  Increase in certificate of deposit                         -       (600,000)
  Premium payments on life insurance policies              (4,217)      4,863
                                                        ---------    --------
               NET CASH USED IN INVESTING ACTIVITIES      (69,897)   (691,704)
                                                        ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                           (21,994)   (122,740)
  Cash dividends paid                                    (101,024)   (173,488)
                                                       ----------   ---------
              NET CASH USED IN FINANCING ACTIVITIES      (123,018)   (296,228)
                                                       ----------   ---------

              NET DECREASE                               (203,192)   (138,369)

CASH, beginning of period                                 928,162     498,871
                                                       ----------   ---------
CASH, end of period                                  $    724,970  $  360,502
                                                     ============  ==========
[FN]
           See the Accompanying Notes to Financial Statements
                                 (Unaudited)

                      HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                February 29, 2000 and February 28, 1999



(1)  Basis of presentation
     ---------------------
Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification - Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.


(2)  Cash and cash equivalents
     -------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash is deposited with four local financial institution. At February 29, 2000 and February 28, 1999, the Company had deposits in two of these financial institutions in excess of the deposit insurance of $100,000.


(3)  Investment securities
     ---------------------
The Company held investments in the following types of securities:
[CAPTION]
                                        Gross           Gross
                          Amortized   Unrealized     Unrealized       Fair
                           Cost          Gain           Loss          Value
                         ----------   -----------   -----------    --------
[S]                      [C]          [C]           [C]          [C]
 February 29, 2000
 Available-for-Sale
   Equity Securities     $  116,685   $   20,976    $   25,541    $  112,120
   Mutual Funds             660,339      132,627        11,134       781,832
                         ----------   ----------    ----------    ----------
                            777,024      153,603        36,675       893,952
[FN]
                                 (Unaudited)
                                      5

                        HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 February 29, 2000 and February 28, 1999



(3)  Investment securities (continued)
     ---------------------
[CAPTION]
                                            Gross         Gross
                              Amortized   Unrealized   Unrealized      Fair
                                 Cost        Gain           Loss       Value
                             -----------  ----------   ----------   ---------
[S]                          [C]          [C]          [C]          [C]
   Held-to-Maturity
     U.S. Treasury Notes         886,935         22         4,640     882,317
                             -----------  ---------    ----------  ----------
          Totals              $1,663,959  $ 153,625    $   41,315  $1,776,269
                             ===========  =========    ==========  ==========


 February 28, 1999
 Available-for-Sale
   Equity Securities         $   102,669  $  31,576    $   8,125   $  126,120
   Mutual Funds                  617,208     93,733          152      710,789
                             -----------  ---------    ---------   ----------
                                 719,877    125,309        8,277      836,909

 Held-to-Maturity
   U.S. Treasury Notes          844,872       1,103        1,569      844,406
                            -----------  ----------    ---------   ----------
          Totals            $ 1,564,749  $  126,412    $   9,846   $1,681,315
                            ===========  ==========    =========   ==========

The maturities for all debt securities held at February 29, 2000 were:

[CAPTION]
                          Available-for-Sale         Held-to-Maturity
                         -------------------      ----------------------
                         Amortized     Market     Amortized       Market
                            Cost       Value        Cost           Value
                         ---------   --------     ---------     ---------
[S]                      [C]         [C]          [C]           [C]
  Within 1 year          $   -       $   -        $ 777,553     $ 776,970

  After 1 year
   through 5 years           -           -           75,501        72,868

  After 5 years              -           -           33,881        32,479
                         ---------  ---------     ---------     ---------
                         $   -       $   -        $ 886,935     $ 882,317
                         =========   ========     =========     =========
[FN]


                                         (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.

                              NOTES TO FINANCIAL STATEMENTS
                              _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         February 29, 2000 and February 28, 1999



(3)  Investment securities (continued)
     ---------------------
The Company sold securities available-for-sale and held-to-maturity for $905,482 and $825,674 in 2000 and 1999, respectively. The net realized gain of $8,399 in 2000 and $17,296 in 1999 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The net unrealized holding gains on investment securities available-for-sale as of February 29, 2000 is reported as a separate component of Stockholders' Equity as follows:
[S]                                                             [C]
    Unrealized holding gains, net of losses                     $ 116,928

    Deferred income tax on net unrealized holding gains           (44,401)
                                                                ---------
                                                                $  72,527
                                                                =========


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

[FN]

                                  (Unaudited)

                      HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

               February 29, 2000 and February 28, 1999



(4)  Garden Life Plan, Ltd. (continued)
     ----------------------
Audited financial statements of this subsidiary as of May 31, 1999 and 1998 reflected the following summarized financial position and results of operations:

[CAPTION]
                                                                  1998(As
                                                     1999         Restated)
                                                 -----------     -----------

[S]                                              [C]             [C]
     Total assets                                $ 6,129,660     $ 6,981,992

     Total liabilities                             1,179,107       2,959,262
                                                 -----------     -----------
       Total stockholders' equity                $ 4,950,553     $ 4,022,730
                                                 ===========     ===========
     Total revenues                              $   439,573     $   617,214
                                                 ===========     ===========
     Operating loss$                                (131,566)    $   (84,329)
                                                 ===========     ===========
     Other income - trust fund income            $ 1,508,657     $ 2,136,577
                                                 ===========     ===========
     Net income                                  $   880,869     $ 1,283,447
                                                 ===========     ===========

Equity in earnings of Garden Life Plan, Ltd. represents the Company's share of the earnings of GLP for its three-months and nine-months ended February 29, 2000 and February 28,1998, respectively.


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

[FN]

                                (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 February 29, 2000 and February 28, 1999



(5)  Related party transactions (continued)
     --------------------------
The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. The revenues from services provided to Woolsey-Hosoi is reflected in net sales and services which amounted to $12,728 and $10,440 for the period ended February 29, 2000 and February 28, 1999, respectively.


(6)  Deferred income taxes
     ---------------------
Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses, on securities for financial statements purposes and recognition of gains or losses when securities are sold for income tax purposes, the inclusion of deferred earnings on an annuity policy for financial statements and the recognition of the earnings when received for tax purposes and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends. At February 29, 1999 the Company's retained earnings included approximately $2,795,231 of undistributed earnings of GLP.

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

[FN]

                                  (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 February 29, 2000 and February 28, 1999


(7)  Income taxes
     ------------
The provision for income taxes consists of the following:

[CAPTION]
                                                  2000            1999
                                               ----------      ---------
   [S]                                         [C]             [C]
   Federal:
     Current                                   $   56,594      $  48,916
     Deferred                                      (7,666)        (3,023)
                                               ----------      ---------
       Total federal                               48,928         45,893
                                               ----------      ---------
   State:
     Current                                        8,719          8,113
     Deferred                                      (1,444)          (570)
                                               ----------      ---------
       Total state                                  7,275          7,543
                                               ----------      ---------
       Total income taxes                      $   56,203      $  53,436
                                               ==========      =========

(8)  Earnings per share
     ------------------
Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,671,127 for 2000 and 1,730,573 for 1999.


(9)  Comprehensive income
     --------------------
In the year ended May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.

[FN]

                                (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                 February 29, 2000 and February 28, 1999



(10)  Reacquired shares
      -----------------
Capital contributed is reduced for shares of the Company reacquired after June 30, 1987. Payments for shares in excess of the par value of each share
acquired has been charged to additional paid-in capital.   Purchase of
reacquired shares have exceeded the balance of additional paid-in capital and therefore, Retained Earnings is charged for the cost in excess of par value.

The 223,785 shares reflected as Treasury Stock as of November 30, 1999 reflects the shares acquired before July 1, 1987.


(11)  Prior period adjustment
      -----------------------
Subsequent to the issuance of the Company's 1999 financial statements, it was determined that the amount of income taxes provided in the financial statements was understated. As a result additional income taxes of $20,943 has been charged to retained earnings in the current year.


(12)  Year 2000 Issue
      ---------------
The Year 2000 Issue arises because most computer software programs allocate only two digits to the data field for year on the assumption that the first two digits will be 19. Such programs, absent reprogramming, will thus interpret the year 2000 as the year 1900 and 2001 as 1901 and so on. The Year 2000 Issue affects both computer hardware (i.e. the embedded logic of computer chips) and computer software and could impact both the ability to enter data into computer programs and the ability of such programs to process data correctly. The Company's operations, like those of many business entities, including infrastructure providers, vendors and others whose performance can affect the operations of the Company, may be impacted by the Year 2000 Issue with microprocessors and programs. Unless such microprocessors or programs are modified or replaced, they may not function properly after December 31, 1999, causing system failure or miscalculations.

[FN]

                                 (Unaudited)

                          HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    February 29, 2000 and February 28, 1999



(12)  Year 2000 Issue (continued)
      ---------------
Based on recent assessments, the Company has determined that it will be required to modify or replace significant portions of its software and hardware so that these systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacement of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

[CAPTION]

System Description         Awareness   Assessment   Remediation  Validation/
                                                                 Testing
----------------------     ---------   ----------   -----------  ------------
[S]                        [C]         [C]          [C]          [C]
General Office Desktop     Complete    Complete     Complete     Complete
Systems (Windows based
spreadsheet and word
processing)

The Company has solicited information from vendors and others, whose Year 2000 compliance could affect the Company, regarding the status of assessment, testing and remediation of their computer applications. The Company, is continuing its efforts to determine the status of Year 2000 compliance of entities whose systems could impact the operations of the Company. In general, those who have responded to the Company have indicated that they too are working on the Year 2000 Issue. There can be no guarantee, however, that all such persons or others who have not been identified or solicited or who has

[FN]

                                   (Unaudited)

                           HOSOI GARDEN MORTUARY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     February 29, 2000 and February 28, 1999



(12)  Year 2000 Issue (continued)
      ---------------
responded, as the case may be, but on whose operations the Company directly or indirectly depends, will be in compliance in a timely manner. Any failure by some or all of these persons to be in compliance could adversely affect the operations of the Company.

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


[FN]


                                      (Unaudited)

                            HOSOI GARDEN MORTUARY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition
------------------------------
There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 29, 2000.

The working capital and working capital ratios at February 29, 2000 is as follows:

          [S]                             [C]
          Working capital                 $   1,952,249
          Working capital ratio                   5.3:1

Changes in results of operations
--------------------------------
Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 69.8% from 73.0% for the nine-months ended February 29, 2000 over February 28, 1999. The decrease is due principally to a decrease in rent and real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 29.1% for the nine-months ended February 29, 2000 from 25.2% for February 28, 1999. The increase is due increases in education expense, salaries and wages and professional services.

Income Taxes - The effective income tax rate increased to 34.4% in 2000 from 31.9% in 1999.

Other Income (Expense) - Other income as a percent of net sales increased to 7.9% from 6.4% for the nine-month ended February 29, 2000 over February 28, 1999. The increase in other income resulted primarily from a increase in interest income and non-recurring revenues from data processing for Garden Life Plan, Ltd.




[FN]

                        HOSOI GARDEN MORTUARY, INC.

                        PART II - OTHER INFORMATION
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   February 29, 2000 and February 28, 1999


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
At the Annual Meeting of Stockholders of the Company held on January 23, 2000, the Stockholders re-elected and elected the following individuals as members of the Board of Directors:

     [S]                [C]
     Re-elected:        Robert Kuwahara and Julie Shimonishi.
     Elected:           Glenn Suetsugu

The Stockholders elected Endo & Company as the auditors for 2000.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine-months ended February 29, 2000.

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



                                         HOSOI GARDEN MORTUARY, INC.
                                               (Registrant)



Date     April 17, 2000                  Clifford Hosoi
                                         --------------------------
                                         Clifford Hosoi, President


Date     April 17, 2000                  Keith M. Numazu
                                         --------------------------
                                         Keith M. Numazu, Treasurer


[FN]

                               EXHIBIT INDEX
                               -------------

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

   27 Financial Data Sehedule, which is submitted electronically to the Securities and Exhange Commission for information only and not filed.