Form 10KSB
period 2000-05-31
HOSOI GARDEN MORTUARY INC
filed 2000-09-14
CIK 48544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 [No Fee Required]

        For the fiscal year ended May 31, 2000 or

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

State issuer's revenue for its most recent fiscal
year.     $2,725,611

State the aggregate market value of the voting
stock held by non-affiliates computed by
to the price at which the stock was sold, or the
average bid and asked prices of such stock, as of
a specified date within the past 60 days. (See
definition of affiliate in Rule 12b-2 of the
Exchange Act):     $7,051,966

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each
of issuer's classes of common stock, as of the
latest practicable date:     1,659,286

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the 10-KSB (e.g. Part I,Part II, etc.)
into which the document is incorporated: (1) any annual report to security holders; (2) any proxy r information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to the security holders for fiscal year ended
May 31, 1992).

Transitional Small Business Disclosure Format
(Check one):     Yes X    No

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900. Professional funeral services are the principal services rendered by the Company. The
Company is engaged in the funeral and mortuary business, including the sale of pre-need funeral services contracts. During the fiscal years ended
May 31, 2000 and 1999, funeral services accounted for 78.9% and 74.4%, respectively, of revenues.
The Company owns  50% of Garden Life Plan, Ltd.
("Garden Life") which sells pre-need funeral service contracts for which the Company acts as the sole servicing mortuary.

The Company operates a mortuary business in Honolulu, Hawaii. The Company offers funeral services to all persons in Hawaii. Although the Company, historically, has served principally persons of Japanese ancestry who follow a particular and special order of worship in accordance with their religious beliefs, the Company continues to develop markets involving other ethnic groups and religious beliefs. In addition to handling funeral services for residents of Honolulu, the Company conducts services for residents of other counties in Hawaii and prepares remains for shipment to or receives them from other counties in Hawaii, other states in the United States and foreign countries. Competition in the funeral business in Hawaii is based upon (1) the location of a mortuary and (2) the principal ethnic group that a mortuary serves. There are 21 mortuaries in the State of Hawaii. Their locations are as follows:

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


                   COMPARATIVE STATISTICAL INFORMATION


                                                    Percent of Services
           No. of        No. of      Services       by Company as
Calendar   Deaths in     Deaths in   Performed by   to No. of Deaths
Year End   State of HI   Oahu        the Company    in Oahu

1990       7,056         5,253         980          18.66%
1991       6,486         4,930         980          19.88%
1992       7,173         5,317       1,011          19.01%
1993       7,570         5,689       1,114          19.58%
1994       7,531         5,588       1,091          19.52%
1995       7,795         5,834       1,043          17.88%
1996       8,148         5,557       1,151          20.71%
1997       8,016         5,856       1,050          17.93%
1998       8,297         6,058       1,063          17.54%
1999       8,369         6,136       1,100          17.93%


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

Thirty-three (33) persons were employed by the Company for the fiscal year ended May 31, 2000.
Seventeen (17) persons were employed full-time and sixteen (16)persons were employed part-time.


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

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and
Hosoi-Tamori-Shimonishi Trust ("Trusts") under a fifteen-year lease that expires on October 31, 2014. The lease provides for an annual base rent of $112,200 for the period from November 1, 1999 to October 31, 2004, and annual base rent $132,000 for the period from November 1, 2004 to October
31, 2009. Additionally, the lease provides for the payment of percentage rent on the Company's annual gross revenues. The Company is also responsible for the payment of real property taxes on the portion of the land owned by the Trusts.
Total rental expense was $216,776 and $345,636 in fiscal years 2000 and 1999, respectively.

The main mortuary building, which was built in 1961, contains a chapel area, which is capable being used for one service with a seating capacity of 600 or for two chapels with a seating capacity of 300 each. There is an altar and family room a each end of the building. The office is located on the west end of the main mortuary building.
The embalming rooms are on the second floor.

In addition, there is a combined garage, kitchen and room annex. Parking facilities for 147 cars have access to Nuuanu Avenue, Kukui Street and Maunakea Street, and are one-half block away from Vineyard Boulevard, which is one the main thoroughfares in Honolulu. The areas not used for buildings or parking stalls have been appropriately landscaped to qualify for partial real property tax exemption.

No substantial addition or changes in the real property or improvements of the Company were made during the fiscal year ended May 31, 2000.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF
         SECURITY HOLDERS

On January 23, 2000, the annual meeting of the shareholders was held. According to the Company's stock transfer agent Continental Stock
Transfer & Trust Co., the total shares issued, outstanding and entitled to vote were 1,683,741.
The total shares present in person and proxy were 1,037,025 (61.59%).

The election of three directors and the election of an auditor were submitted to a vote of the shareholders. Of the total shares present in person and proxy, the following vote of the shareholders was taken:

             ELECTION OF CLASS A DIRECTORS (3 YEAR TERM)
NAME                 FOR                    AGAINST    ABSTAIN
Robert Kuwahara      1,036,225 (61.54%)        800
Julie Shimonishi     1,021.090 (60.64%)     15,935
Glenn Suetsugu       1,036,225 (61.54%)        800

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2002 annual meeting or until their successors shall be elected.

                ELECTION OF AUDITOR (One Year Term)
NAME                    FOR                    AGAINST     ABSTAIN
Endo & Company, CPA     1,021,185 (60.65%)     15,135      705
(Jack Y. Endo)

                    -6-

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market. During the fiscal year ended May 31, 2000, the Company redeemed 15,255 shares as follows:

          NO. OF SHARES          REDEMPTION PRICE
          15,255                 $4.25


There were 1,598 record holders of common stock as of May 31, 2000.

A cash dividend has been declared and paid once a year since 1969. The dividend for the year ended
May 31, 1999, which was declared on November 15,
1999, was $.06 per share, and was paid to shareholders in January 2000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

The following table sets forth items from Hosoi
Garden Mortuary, Inc.'s statement of income as percentages of net revenues:

                                                   Years Ended May 31,
                                                               1999 (As
                                                   2000        restated)
Total revenues                                     100.0%      100.0%
Cost of sales and services                          71.2        74.7

Gross profit                                        28.8        25.3
Selling, general and administrative                 27.7        24.0

Operating income                                     1.1         1.3
Other income (expenses)                              6.9         6.4

Income before income taxes                           8.0         7.7
Provision for income taxes                           2.3         3.3

Income before equity in earnings
  of Garden Life Plan, Ltd. (GLP)                    5.7         4.4

Equity in earnings of GLP, net                       -           -

Net income                                           5.7%        4.4%


RESULTS OF OPERATIONS

     TOTAL REVENUES

     The Company's revenues decreased by $21,690 in 2000 over 1999. The decrease of 0.8% is principally attributable to an increase in the number of pre-need services in 2000 over 1999. Pre-need services, which generate a lower average price, increased from 410 in 1999 to 451 in 2000 which is an increase of 10%. The decrease in total revenues resulting from the increase in pre-need services in 2000 was partially offset by an increase in revenues from at-need services and additional merchandise sales to pre-need customers.

     The Company expects increases in the number of pre-need services from the current level of 40% of total services to approximately 45% to 50% of total services within the next five years. The Company expects to mitigate the reduction in revenues from this expected increase in pre-need services by a combination of marketing additional merchandise sales to its pre-need customers, providing cremation services on its premises and marketing its at-need services to ethnic groups which currently comprise a minor part of its at-need services revenues.

     The continued affiliation with Woolsey
Funeral & Cemetery Services, Inc., described in
ITEM 1. DESCRIPTION OF BUSINESS, is a revenue source from a segment of the community which was not served by the Company. This affiliation with Woolsey is expected to provide an additional revenue source from an ethnic group (Polynesian) which currently contributes only a minor part of the Company's revenues.

     The Company's operating expenses in 2000 increased as a percentage of revenues due to an increase in professional services, salaries and wages, and educational expenses, which was partially offset by a decrease in lease rent and real property tax expenses. The Company's operating expenses is expected to increase as a result of the Company's continued plans for the upgrade of its personnel and facilities as follows:

          1.  Upgrade and train professional staff
              to meet the current market demands
              and the changing nature of customer
              preferences.  The current trend
              indicates that families are having
              smaller services with lower priced
              merchandise.

          2.  Upgrade the facilities to provide
              the capacity to provide multi-cultural
              services and service the expected
              increase in pre-need services.

          3.  Explore the establishment of a
              pre-need authority, or consider the
              purchase of the interest of its 50%
              shareholder in Garden Life Plan, Ltd.
              or extend the service agreement with
              Garden Life Plan, Ltd. beyond its
              expiration in 2001.

          4.  Construction of an on-site crematory.

     Operating results for fiscal 2001 will be adversely affected if revenues do not increase in relation to the increase in costs. The increase in the number of pre-need services expected in relation to at-need services will limit the growth of total revenues. The upgrade of the Company's personnel and facilities is expected to mitigate the effects of the increase in pre-need plan services. Also if the economic recovery, which Hawaii is experiencing, can be sustained overall revenues is expected to increase as a result.


     GROSS PROFIT

     Gross profit increased to 28.8% of revenue in 2000 from 25.3% in 1999. The 3.5% increase in gross profit in attributable to a decrease in the lease rent and real property taxes.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to 27.7% in 2000 from 24.0% in 1999. The increase is attributable to increases in professional services, advertising and promotions, salaries and wages, and educational expenses.

     It is expected that advertising and
professional services expenses will increase in the short term as the Company attempts to attract customers from ethic groups not currently served and seeks legal and accounting services relating to issues concerning expansion of its facilities and whether to continue its relationship with Garden Life Plan, Ltd. or establish its own pre-need authority. It is the Company's goal to manage operating expenses, overtime, relative to its revenues and gross margin.


     EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.

     The financial audit of Garden Life Plan, Ltd.
(GLP) for its year ended May 31, 2000 was not completed by the filing deadline for Hosoi Garden

Mortuary, Inc.'s (HGM) Form 10-KSB.  In addition,
HGM's audited financial statements for its year ended May 31, 1999 is in the process of being recalled because of the resignation of GLP's auditors before the completion of the audit of GLP's financial for its year ended May 31, 1999.The resignation of the auditors resulted principally because of a disagreement over the accounting for the recognition of revenues on the financial statements of GLP.

     A successor auditor has been retained by GLP for the audit of its financial statements for the year ended May 31, 2000 and the completion of the audit for its year ended
May 31, 1999.  It is expected that the
successor auditor will be able to resolve the issues with respect to the accounting for the recognition of revenues in GLP's financial statements for its years ended on May 31, 2000 and 1999.

     After the completion of the audit of GLP's financial statements, HGM's financial statements for 1999 will be restated and an amended Form
10-KSB will be filed for the year ended May 31, 1999. After the completion of the audit of GLP's financial statements for the year ended May 31, 2000, HGM's Form 10-KSB will be refiled with the required financial statements.


     INCOME TAXES

     The Company's effective income tax rate was 29.0% of pre-tax income in 2000 and 43.3% in 1999.


     LIQUIDITY AND CAPITAL RESOURCES

     Total working capital remained relative
unchanged at $1,954,140 at May 31, 2000 and at $1,950,513 at May 31, 1999. Working capital ratio was 5.5:1 at May 31, 2000 and 6.0:1 at May 31, 1999.

     SECURITIES AVAILABLE-FOR-SALE increased to
$894,482 in 2000 from $847,718 in 1999 as a
result of earnings on the investment.

     SECURITIES HELD-TO-MATURITY decreased to
$876,950 in 2000 from $888,931 in 1999 as a
result of maturing U.S. Treasury bills which were not reinvested.

     At the end of 2000, the Company did not
have any long-term debt. The Company expects that cash flows from operations, its cash reserves and earnings on its investments will be adequate to meet the Company's cash requirements in the foreseeable future.

     Dividends paid were $101,024 and $173,488
in 2000 and 1999, respectively, which was $.06 and $.10 per share in 2000 and 1999, respectively.

     Cash outflows for the acquisition of the Company's shares were $64,834 in 2000 and $296,407 in 1999. The Company expects that future acquisitions will be in the range of $100,000 to $200,000 per year.


     YEAR 2000

     The following summarizes the Company's Year
2000 disclosure statement pursuant to the Year
2000 Readiness and Disclosure Act.

     STATE OF READINESS

     The Company did not have a formal Year 2000 readiness program, however, the Company's
Treasurer has been assigned the task of the assessment of the Company's exposure to the Y2K problem, the implementation of any required remediation and the testing and validation of its remediation efforts.

     The Company's Year 2000 project focused on two areas: (1) information technology (IT) systems, such as application software and PC's; and
(2) suppliers.

     The Company identified application software and PC's which needed to be replaced and have upgraded its PC systems and have replaced application software which were not Year 2000 compliant.

     As expected the Company remediation,
validation and testing efforts were completed by the end of 1999.


     RISK/CONTINGENCY PLANS

     Prior to the Year 2000 date change, the
Company believed that the most likely worst-case scenarios would have involved the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. To date, no such interruptions or failures have occurred. The Company currently believes that the likelihood of the occurrence of such events due to the Year 2000 date change is low.

     COST

     Total cost of the Year 2000 readiness
program were not material to the Company's financial condition or results of operations.
Cost associated with the Company's efforts around
Year 2000 issues were expensed as incurred, unless they related to the purchase of hardware and software, in which case they were capitalized.


ITEM 7.  FINANCIAL STATEMENTS

     The balance sheets as of May 31, 2000 and May 31, 1999 and the audited statements of income, cash flows and changes in shareholders' equity for each of the two fiscal years preceding the date of such audited balance sheets are not included because the Company's auditors are unable to complete their audits because of the issues associated with the audit of Garden Life Plan, Ltd. as discussed under the caption Equity in earnings of Garden Life Plan, Ltd. in ITEM 6 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     See discussion under the caption EQUITY IN
EARNINGS OF GARDEN LIFE PLAN, LTD. in ITEM 6 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

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

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on pages 16 and 17 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company are set forth below.


DIRECTORS WHOSE TERMS EXPIRED IN 2000 AND WHO
WERE ELECTED TO TERMS EXPIRING IN 2003

Julie S. Shimonishi is a school teacher and has been employed by the Department of Education, State of Hawaii, since 1970. She has been a director since 1979. At the January 23, 2000 annual meeting she was elected to a new three-year term which will expire in 2003. She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director and president of the Company, and Anne T. Tamori, director and vice-president of the Company.

Robert Kuwahara is a Certified Public Accountant and has his own CPA practice. He has been a director of the Company since 1995. At the January 23, 2000 annual meeting he was elected to a new three-year term which will expire in He is actively involved in human services organizations such as the YMCA.

Glenn Suetsugu is a Real Estate Appraiser and also engages in real property sales and management. He has been a director of the Company since 1999. At the January 23, 2000 annual meeting he was elected to a new three-year term which will expire in 2003. He provides volunteer work for the Boy Scouts of America.


DIRECTORS WHOSE TERMS EXPIRE IN 2002

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

Anne T. Tamori has been employed by the Company since 1978. She has been a vice president and director of the Company since 1994. She has served as an associate secretary of the Company.
She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director and president of the Company, and Julie S.
Shimonishi, director.


DIRECTORS WHOSE TERMS EXPIRE IN 2001

Clifford Hosoi has been a director of the Company since 1989. He was a vice president from 1989 until his appointment as president and chief executive officer of the Company as of January
1, 1994.  He has been a licensed embalmer since
1979. He has been a Funeral Director for the Company since 1985. He serves as a director of Garden Life Plan, Ltd. He is the son of Sadako
Hosoi, director, and the brother of Julie S.
Shimonishi, director, and Anne T. Tamori, director and vice-president of the Company.

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                                                                      No. Of
                                  Director                            Yrs.
Name           Age  Office        Since    Family Relationship        Employed
Sadako Hosoi   83   Director/     1957     Mother of Julie S.
                    Chairperson            Shimonishi,Director
                    Emeritus               Clifford Hosoi,Director
                                           and President,and Anne
                                           Tamori, Director and
                                           Vice President

Rene Mansho    51   Director/     1993     None                         0
                    Chairperson
                    of the Board

Clifford Hosoi 51   Director/     1991     Son of Sadako Hosoi,        20
                    President              Brother of Julie S.
                                           Shimonishi and
                                           Anne Tamori

Julie S.       54   Director      1979     Daughter of Sadako          Part-time
Shimonishi                                 Hosoi, Sister of            since
                                           Clifford Hosoi and          1996
                                           Anne T. Tamori





                                                                      No. Of
                                  Director                            Yrs.
Name           Age  Office        Since    Family Relationship        Employed

Ricky C.       41   Director      1995     None                         0
Manayan

Berton T. Kato 52   Director      1996     None                         0

Robert         53   Director      1995     None                         0
Kuwahara

Glenn          51   Director      1999    None                          0
Suetsugu

Anne T. Tamori 53   Director/     1994    Daughter of Sadako           22
                    Vice Pres.            Hosoi, Sister of
                                          Clifford Hosoi
                                          and Julie S.
                                          Shimonishi

Elaine         62   Secretary     1972    None                         36
Nakamura

David          52   Vice          1994    None                         11
Fujishige           President

Keith Numazu   38   Treasurer     1994    None                          7


(1) None of the directors of the Company is a director of an investment company or another company registered under the Securities
     Exchange Act of 1934. All officers serve at the pleasure of the Board of Directors.



CERTAIN REPORTS

The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file
Forms 3 or 4 during the fiscal year ended May 31, 2000, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule 13D.

ITEM 10.  EXECUTIVE COMPENSATION

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 1999.

             SUMMARY COMPENSATION - ANNUAL COMPENSATION
                    Year ended                  All Other
Name and Position   May 31         Salary       Compensation
Clifford Hosoi      1998           $46,731      $7,420  (1)
President/Chief     1999           $52,961      $8,098  (2)
Executive Officer   2000           $64,788 (3)  $8,987  (4)


(1) Amount shown includes $2,337 contributed to the Company's Money Purchase Pension Plan,
     $3,583 contributed to the Company's Profit
     Sharing Plan and $1,500 fees paid as a
     director.

(2) Amount shown includes $2,355 contributed to the Company's Money Purchase Pension Plan,
     $3,668 contributed to the Company's Profit
     Sharing Plan and $2,075 fees paid as a
     director.

(3) Amount shown includes retroactive pay of $7,292.

(4) Amount shown includes $3,239 contributed to the Company's Money Purchase Pension Plan,
     $4,248 contributed to the Company's Profit
     Sharing Plan and $1,500 fees paid as a
     director.



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

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The
Company's total contributions shall not exceed the amount allowable by income tax regulations.
The amounts charged against income for the profit-sharing plan in 2000 and 1999 were $40,000 in each year. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

The investment decision for the profit-sharing plan is formulated by a registered investment advisor through Pacific Century Trust.

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

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan in 2000 and 1999 were $33,845 and $26,820, respectively.

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

                                   Nature of
Title of   Name and Address of     Beneficial          No. of    Percent
Class      Beneficial Owner        Ownership           Shares    of Class
Common     Julie S. Shimonishi     Co-trustee of       158,250   9.53%
           30 N. Kukui Street      the Herman S.
           Honolulu, HI 96817      Hosoi Trust

                                   General Partner of  160,250   9.66%
                                   the Hosoi Family
                                   Limited Partnership,
                                   as Trustee of the
                                   Hosoi Family
                                   Voting Trust

                                   Custodian for Cha     8,000   0.48%
                                   Shimonishi and Lane
                                   Shimonishi under
                                   HUGMA

                                   Direct               52,534   3.17%

                                        Total          379,034  22.84%



                                   Nature of
Title of   Name and Address of     Beneficial           No. of    Percent
Class      Beneficial Owner        Ownership            Shares    of Class

Common     Sadako Hosoi            Co-trustee of        158,250    9.53%
           30 N. Kukui Street      the Herman S.
           Honolulu, HI 96817      Hosoi Trust

                                   Settlor of the Hosoi 160,250    9.66%
                                   Family Voting Trust
                                   and limited partner
                                   of the Hosoi Family
                                   Limited Partnership

                                            Total       318,500   19.19%


Common     Herman S. Hosoi Trust   Direct               158,250    9.53%
           Sadako Hosoi and
           Julie S. Shimonishi,
           Trustees
           30 N. Kukui Street
           Honolulu, HI 96817


Common     Hosoi Family Limited    Direct               160,250    9.66%
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



                    -20-

B.  DIRECTORS AND EXECUTIVE OFFICERS

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 1999 is set forth below.

Title of  Name of                  Amount and Nature of     Percent of
Class     Beneficial Owner (1)     Beneficial Ownership     Class
Common    Julie S. Shimonishi      379,034 (2)              22.84%

Common    Sadako Hosoi             318,500 (3)              19.19%

Common    Clifford Hosoi            52,532 (4)               3.17%

Common    Anne T. Tamori            56,534 (5)               3.41%

All directors and officers         489,100                  29.42%
as a group (12 persons) (6)

(1)  The address of each person is 30 N. Kukui
     Street, Honolulu, Hawaii 96817.

(2)  Includes:

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

    158,250 shares (9.53%)    as to which Ms. Shimonishi
                              and Sadako Hosoi share voting
                              and investment powers as
                              trustees of the Herman S.
                              Hosoi Trust; and

    160,250 shares (9.66%)    as to which Ms. Shimonishi,
                              as trustee of the Hosoi
                              Family Voting Trust, has
                              voting and investment powers
                              over the shares owned by the
                              Hosoi Family Limited
                              Partnership.




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

(5)  Includes:

     52,534 shares (3.17%)    as to which Ms. Tamori
                              exercises sole voting and
                              investment powers; and

      4,000 shares (0.24%)    as to which Ms. Tamori
                              exercises sole voting and
                              investment powers for Ryan
                              Tamori under HUGMA.

(6)  Rene Mansho, Ricky C. Manayan, Berton T. Kato,
     Robert Kuwahara and Glenn Suetsugu, who are currently serving as directors, and Elaine
     Nakamura, David Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi
Trust and the Hosoi-Tamori-Shimonishi Trusts (Trusts), which own a 13% and 12% interest in the land. The terms of the lease agreement between the Company and the Trust are described in ITEM 2 - DESCRIPTION OF
PROPERTY.

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

     (28) Information from Reports to State Insurance
          Regulatory Authorities

          Not applicable.

     (99) Additional Exhibits

          Not applicable.


B.  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K in the year ended May 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Honolulu, Hawaii, September 13, 2000.

HOSOI GARDEN MORTUARY, INC.
By CLIFFORD HOSOI
   President

Pursuant to the requirements of the Securities Exchange
Act of 1934, this Form 10-KSB for the year ended May
31, 2000, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.


Dated:  September 13, 2000    RENE MANSHO
                              Director and Chairperson
                              of the Board of Directors

Dated: September 13, 2000     CLIFFORD HOSOI
                              Director, President and
                              Chief Executive Officer

Dated: September 13, 2000     SADAKO HOSOI
                              Director

Dated: September 13, 2000     BERTON T. KATO
                              Director

Dated: September 13, 2000     ROBERT KUWAHARA
                              Director

Dated: September 13, 2000     RICKY C. MANAYAN
                              Director

Dated: September 13, 2000     JULIE S. SHIMONISHI
                              Director

Dated: September 13, 2000     ANNE T. TAMORI
                              Director

Dated: September 13, 2000     GLENN SUETSUGU
                              Director