Form 10QSB
period 2000-08-30
HOSOI GARDEN MORTUARY INC
filed 2000-10-17
CIK 48544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF  1934

      For the quarterly period ended August 31, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from              to

                         Commission file number:  0-2288

                                 (Unaudited)

                         HOSOI GARDEN MORTUARY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         State of Hawaii                               No. 99-0088064
     --------------------------                       ----------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

        30 North Kukui Street
       (Corner of Nuuanu Avenue
           and Kukui Street)
          Honolulu, Hawaii                                   96817
      -------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

   Issuer's telephone number, including area code (808)  538-3877

                                   N/A
 ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes X   No

                          1,655,986 shares of Common Stock
                           Outstanding at August 31, 2000

                             HOSOI GARDEN MORTUARY, INC.
                             _ _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                      CONTENTS
                                       _ _ _ _
[S]                                                                [C]
                                                                    Pages
                                                                    -----
Report of Independent Public Accountant                               1

PART I - Financial Information

     Item 1. Financial Statements

                Balance Sheet                                          2

                Statements of Income and Comprehensive Income          3

                Statements of Cash Flows                               4

                Notes                                                5 - 8

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9

PART II -  Other Information

     Item 6. Exhibits and Reports on Form 8 - K                       10

SIGNATURES                                                            11

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
              _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors
  Hosoi Garden Mortuary, Inc.

We have reviewed the accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of August 31, 2000, and the related statements of income and comprehensive income and cash flows for the three months ended August 31, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hosoi Garden Mortuary, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and
accounting matters.   It is substantially less in scope than an audit in
accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a
whole.   Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications, except for the recognition of Equity in Earnings of Garden Life Plan, Ltd. As discussed in Note (4) to the financial statements, that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

October 14, 2000

/S/ ENDO & COMPANY
Honolulu, Hawaii

                         HOSOI GARDEN MORTUARY, INC.

                              BALANCE SHEET
                               (Unaudited)
                              _ _ _ _ _ _ _

                              August 31, 2000

[CAPTION]
                                A S S E T S
[S]                                                           [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 2)                           $1,019,764
  Securities available-for-sale, at market (Note 3)               943,203
  Accounts receivable, less allowance for doubtful
   accounts of $74,610                                            227,163
  Inventories                                                     201,393
  Prepaid expenses and others                                      82,789
  Deferred income taxes (Note 6)                                   37,631
                                                               ----------
     TOTAL CURRENT ASSETS                                       2,511,943
                                                               ----------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 4)                               2,090,156
  Woolsey-Hosoi Mortuary Services, LLC (Note 5)                    25,718
  Cemetery plots                                                    1,350
  Securities held-to-maturity, at cost (Note 3)                   896,569
                                                               ----------
                                                                3,013,793

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                   1,453,664

OTHER ASSETS                                                      115,762
                                                               ----------
      TOTAL ASSETS                                             $7,095,162
                                                               ==========

[CAPTION]
                            L I A B I L I T I E S
[S]                                                           [C]
CURRENT LIABILITIES
  Accounts payable                                             $   283,206
  Accrued liabilities                                              166,967
  Income tax payable                                                 3,857
                                                               -----------
      TOTAL CURRENT LIABILITIES                                    454,030

DEFERRED INCOME TAXES (Note 6)                                     171,983

[CAPTION]
                     S T O C K H O L D E R S'  E Q U I T Y
[S]                                                           [C]
CAPITAL CONTRIBUTED (Note 10)
  Common stock, par value $.20 per share;
   authorized 3,625,000 shares, issued 2,187,140 shares            437,428
  Less 307,369 reacquired shares                                   (61,694)
                                                               -----------
       TOTAL CAPITAL CONTRIBUTED                                   375,734

RETAINED EARNINGS                                                6,086,121

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 net of deferred income taxes (Note 3 and 9)                        88,576

TREASURY STOCK, 223,785 shares, at cost (Note 10)                  (81,282)
                                                              ------------
       TOTAL STOCKHOLDERS' EQUITY                                6,469,149
                                                              ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $7,095,162
                                                              ============
[FN]
             See the accompanying Notes to Financial Statements

                      HOSOI GARDEN MORTUARY, INC.

             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (Unaudited)
             _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

             Three Months Ended August 31, 2000 and 1999

[CAPTION]
                                                                    1999 (As
                                                        2000        Restated
                                                     ----------    ----------
[S]                                                 [C]            [C]
NET SALES AND SERVICES                               $  716,869    $  686,513

COST OF SALES AND SERVICES                              442,562       491,173
                                                     ----------    ----------
     GROSS PROFIT                                       274,307       195,340

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            187,335       186,330
                                                     ----------    ----------
     OPERATING INCOME                                    86,972         9,010

OTHER INCOME (EXPENSE)
  Parking, dividends, interest and
   miscellaneous income                                  67,800        43,496
                                                     ----------    ----------
     INCOME BEFORE INCOME TAXES AND EQUITY
      IN EARNINGS OF GARDEN LIFE PLAN, LTD.             154,772        52,506

INCOME TAXES (Note 7)                                    56,471        17,730
                                                     ----------    ----------
     INCOME BEFORE EQUITY IN EARNINGS
      OF GARDEN LIFE PLAN, LTD.                          98,301        34,776

EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.,
 net of deferred income taxes (Note 4)                     -              -
                                                     ----------    ----------
     NET INCOME                                          98,301        34,776

OTHER COMPREHENSIVE INCOME, net of income taxes
 Net unrealized gains on available-for-sale
  securities                                             17,670        22,927
                                                     ----------    ----------
     COMPREHENSIVE INCOME                            $  115,971    $   57,703
                                                     ==========    ==========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 (Note 8)                                             1,657,444     1,673,166
                                                     ==========    ==========
EARNINGS PER COMMON SHARE (Note 8)                   $      .07    $      .03
                                                     ==========    ==========
[FN]
              See the accompanying Notes to Financial Statements

                          HOSOI GARDEN MORTUARY, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            _ _ _ _ _ _ _ _ _ _ _ _ _

                   Three Months Ended August 31, 2000 and 1999


[CAPTION]
                                                          2000        1999
                                                       ---------   ----------
[S]                                                   [C]          [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   98,301  $   43,440
  Adjustments to reconcile net income to net cash
   provided by operations
    Depreciation                                           16,835      16,835
    Gain on sale of securities                            (20,547)    (12,940)
    Undistributed earnings of affiliate                      -         (9,416)
    Increase in allowance for doubtful accounts             7,500      (8,375)
    Deferred income taxes                                  (2,849)     (2,428)
    Increase in cash value of life insurance policies      (1,369)       (208)
  (Increase) decrease in certain assets
     Accounts receivable                                   65,843      59,209
     Income tax receivable                                 50,956       8,074
     Inventories                                           22,281     (28,467)
     Prepaid expenses and others                          (24,436)    (28,557)
  (Decrease) increase in certain liabilities
     Accounts payable                                      (2,445)     21,194
     Accrued liabilities                                   18,188      26,813
     Income taxes payable                                   3,857       5,672
                                                       ----------   ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          232,115      90,846
                                                       ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (3,432)     (9,728)
  Increase in securities                                 (876,726)    (65,381)
  Proceeds from sale of securities                        854,420      55,739
  Payment of premiums on life insurance policies           (1,406)     (1,405)
  Distribution-investment in LLC                             -          7,500
                                                      -----------   ---------
      NET CASH USED IN INVESTING ACTIVITIES               (27,144)    (13,275)
                                                      -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES - Shares
 reacquired                                               (14,025)    (12,856)
                                                      -----------   ---------
      NET INCREASE IN CASH                                190,946      64,715

CASH, beginning of period                                 828,818     928,162
                                                      -----------   ---------
CASH, end of period                                    $1,019,764   $ 992,877
                                                      ===========   =========
[FN]
               See the accompanying Notes to Financial Statements

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


(3)  Investment securities
     ---------------------

At August 31, 2000, the Company held investments in the following types of securities:

[CAPTION]
                                        Gross         Gross
                        Amortized     Unrealized     Unrealized        Fair
                          Cost           Gain          Loss            Value
                        ---------     ----------     ----------      ---------
[S]                     [C]           [C]            [C]             [C]
Available-for-sale
 Equity securities      $  127,013    $   19,102     $   15,795      $  130,320
 Mutual funds              673,387       144,512          5,016         812,883
                        ----------    ----------     ----------      ----------
                           800,400       163,614         20,811         943,203
Held-to-maturity
 U.S. Treasury bills       896,569             9          1,980         894,598
                        ----------    ----------     ----------      ----------
    Total               $1,696,969    $   163,623    $   22,791      $1,837,801
                        ==========    ===========    ==========      ==========


The maturities for all debt securities held at August 31, 2000 were:

[CAPTION]
                             Available-for-Sale            Held-to-Maturity
                           ----------------------       ---------------------
                           Amortized      Market        Amortized     Market
                              Cost        Value            Cost       Value
                          ----------     -------        ---------   ----------
[S]                       [C]            [C]           [C]          [C]
     Within 1 year        $   -          $  -           $ 809,212   $  808,973

     After 1 year
      through 5 years         -             -              53,475       52,409

     After 5 years            -             -              33,882       33,216
                          ---------      -------        ---------   ----------
                          $   -          $  -           $ 896,569   $  894,598
                          =========      =======        =========   ==========

[FN]
                              (Unaudited)

                           HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                             August 31, 2000 and  1999


(3)  Investment securities (continued)
     ---------------------

The Company sold available-for-sale and held-to-maturity securities for $854,420 and $55,739 in 2000 and 1999, respectively. The net realized gain of $20,547 and $12,940 in 2000 and 1999, respectively, is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of August 31, 2000, and reported as a separate component of Stockholders' Equity are as follows:

          [S]                                          [C]
          Unrealized holding gains, net of losses       $  142,803

          Deferred income tax on net unrealized
           holding gains                                   (54,227)
                                                        ----------
                                                        $   88,576
                                                        ==========

(4)  Garden Life Plan, Ltd.
     ----------------------

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited in trust funds at Pacific Century Trust. GLP is entitled to all earnings from funds held in trust.

Earnings of GLP is not reflected in these financial statements because the audits of GLP's financial statements for the years ended May 31, 2000 and 1999 have not been completed. GLP's successor auditors are in the process of auditing GLP's financial statements as of and for the year ended May 31, 1999 and will thereafter audit GLP's financial statements as of and for the year ended May 31, 2000.

Until the completion of the audit of GLP's financial statements for 2000 and 1999, interim earnings of GLP will not be reported because of unresolved issues regarding GLP's revenue recognition policies.

[FN]
                              (Unaudited)

                      HOSOI GARDEN MORTUARY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      August 31, 2000 and  1999


(5)  Woolsey-Hosoi Services, LLC
     ---------------------------

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements and facilities use and related charges. The revenues from these services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $8,026 or 1.1% and $2,250 or .3% of Net sales and services in 2000 and 1999, respectively.


(6)  Deferred income taxes
     ---------------------

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from the recognition of unrealized gains, net of losses, on securities for financial statement purposes and recognition of gains or losses when securities are sold for income tax purposes, and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends. At August 31, 2000 the Company's retained earnings included approximately $2,090,156 of undistributed earnings of Garden Life Plan, Ltd.

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purpose, and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.


(7)  Income taxes
     ------------

The provision for income taxes consists of the following:

[CAPTION]
                                                   2000          1999
                                                ---------      ---------
         [S]                                    [C]            [C]
          Federal:
            Current                             $  51,672      $  18,228
            Deferred                               (2,397)        (2,676)
                                                ---------      ----------
                                                   49,275         15,552
                                                ---------      ---------

[FN]
                              (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        August 31, 2000 and  1999


(7)  Income taxes (continued)
     ------------
[CAPTION]
                                                   2000              1999
                                                 --------          --------
          [S]                                   [C]               [C]
           State:
             Current                                 7,648            2,682
             Deferred                                 (452)            (504)
                                                 ---------         --------
                                                     7,196            2,178
                                                 ---------         --------
               Total                             $  56,471         $ 17,730
                                                 =========         ========

(8)  Earnings per share
     ------------------

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,657,444 for 2000 and 1,673,166 for 1999.


(9)  Comprehensive income
     --------------------

In the year ended May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.


(10)   Reacquired shares
       -----------------

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of August 31, 2000 and 1999, reflects shares acquired before July 1, 1987.


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


[FN]
                            (Unaudited)

                       HOSOI GARDEN MORTUARY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition
------------------------------

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 2000.

The working capital and working capital ratio at August 31, 2000 reflected strong liquidity as follows:

          [S]                             [C]
          Working capital                  $ 2,057,913
          Working capital ratio                5.5:1


Changes in results of operations
--------------------------------

Net Sales and Services - Net sales and services in 2000 increased by 4.4% from 1999. The increase resulted principally from a price restructuring for professional services and merchandise sales.

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 61.7% in 2000 from 71.5% in 1999. The decrease is due to a decrease in rent, cost of merchandise, and real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales, remained relatively stable
at  26.1% in 2000 from 27.1% in 1999.   The slight decrease is the result of
decreases in professional fees, and salaries and wages.

Income Taxes - The effective income tax rate is 36.5% for 2000 and 33.8% for 1999.

Other Income (Expense) - Other income as a percent of net sales and services increased to 9.5% in 2000 from 6.3% in 1999. The increase resulted primarily from an increase in gains on sale of securities and an increase in interest income.

[FN]

                        HOSOI GARDEN MORTUARY, INC.

                        PART II - OTHER INFORMATION
                        _ _ _ _ _ _ _ _ _ _ _ _ _ _

                         August 31, 2000 and  1999



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
  (b)  Reports on Form 8-K

      (i) The Company filed a Current Report on Form 8-K dated May 10, 2000 on September 25, 2000 reporting a change in auditors of Garden Life Plan, Ltd., the Company's 50% owned subsidiary.

      (ii) The Company filed an Amended Current Report on Form 8-K dated May 10, 2000 on October 6, 2000 reporting a change in auditors of Garden Life Plan, Ltd., the Company's 50% owned subsidiary.

[FN]
                                   10

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



                                            HOSOI GARDEN MORTUARY, INC.
                                               (Small business issuer)



Date   October 16, 2000                     /S/ Clifford Hosoi
                                            Clifford Hosoi, President


Date   October 16, 2000                    /S/ Keith Numazu
                                            Keith Numazu, Treasurer


[FN]