Form 10QSB
period 2000-11-30
HOSOI GARDEN MORTUARY INC
filed 2001-01-17
CIK 48544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

              1,649,556 shares of Common Stock
              Outstanding at November 30, 2000

                         HOSOI GARDEN MORTUARY, INC.
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                  CONTENTS
                                   _ _ _ _


[S]                                                                   [C]
                                                                      Pages

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT                                  1


PART I -  Financial Information

     Item 1.Financial Statements

          Balance Sheet                                                  2

          Statements of Income and Comprehensive Income                  3

          Statements of Cash Flows                                       4

          Notes to Financial Statements                                5 - 9

     Item 2.Management's Discussions and Analysis of Financial
           Condition and Results of Operations                           10


PART II - Other Information                                              11


SIGNATURES                                                               12

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



To the Board of Directors
  Hosoi Garden Mortuary, Inc.

We have reviewed the accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of November 30, 2000 and the related statements of income and comprehensive income and cash flows for the six months ended November 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hosoi Garden Mortuary, Inc.

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

January 2, 2001

/S/ ENDO & COMPANY
Honolulu, Hawaii

                     HOSOI GARDEN MORTUARY, INC.

                           BALANCE SHEET
                           _ _ _ _ _ _ _

                          November 30, 2000


[CAPTION]
                            A S S E T S
[S]                                                              [C]
CURRENT ASSETS
  Cash and cash equivalents (Note 2)                              $1,852,860
  Securities available-for-sale, at market (Note 3)                  922,339
  Accounts receivable, less allowance for doubtful
   accounts of $82,110                                               275,060
  Inventories                                                        216,117
  Prepaid expenses and others                                         52,186
  Deferred income taxes (Note 6)                                      40,478
                                                                  __________
      TOTAL CURRENT ASSETS                                         3,359,040
                                                                  __________
INVESTMENTS
  Garden Life Plan, Ltd. (Note 4)                                  2,090,156
  Woolsey-Hosoi Mortuary Service, LLC (Note 5)                         9,718
  Cemetery plots                                                       1,350
  Securities held-to-maturity, at cost (Note 3)                       97,344
                                                                  __________
                                                                   2,198,568
                                                                  __________
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                      1,443,478
                                                                  __________
OTHER ASSETS                                                         118,538
                                                                  __________
      TOTAL ASSETS                                                $7,119,624
                                                                  ==========
[CAPTION]
                           L I A B I L I T I E S
[S]                                                              [C]
CURRENT LIABILITIES
  Accounts payable                                               $   351,095
  Accrued liabilities                                                173,677
  Income taxes payable                                                13,486
                                                                 ___________
      TOTAL CURRENT LIABILITIES                                      538,258
                                                                 ___________
DEFERRED INCOME TAXES (Note 6)                                       155,427
                                                                 ___________
[CAPTION]
                 S T O C K H O L D E R S '  E Q U I T Y

[S]                                                              [C]
CAPITAL CONTRIBUTED (Note 7)
  Common stock, par value $.20 per share; authorized
   3,625,000 shares, issued 2,187,140 shares                         437,428
  Less 313,799 reacquired shares                                     (62,980)
                                                                  __________
      TOTAL CAPITAL CONTRIBUTED                                      374,448
                                                                  __________
RETAINED EARNINGS (Note 7)                                         6,071,239
                                                                  __________
ACCUMULATED OTHER COMPREHENSIVE INCOME, net of
 deferred taxes (Notes 3 and 9)                                       61,534
                                                                  __________
TREASURY STOCK, 223,785 shares, at cost (Note 7)                     (81,282)

TOTAL STOCKHOLDERS' EQUITY                                         6,425,939
                                                                  __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 7,119,624
                                                                 ===========
[FN]

          See the accompanying Notes to Financial Statements
                      See Accountant's Report

                   HOSOI GARDEN MORTUARY, INC.

             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                              Three-Months Ended       Six-Months Ended
                                November 30,              November 30,
                             _____________________   ______________________
                                          1999 (As                 1999 (As
                                 2000     Restated      2000       Restated
                             __________  __________  ___________  ___________
[S]                          [C]         [C]         [C]          [C]
NET SALES AND SERVICES       $  586,766  $  618,006  $ 1,303,635  $ 1,304,519

COST OF SALES AND SERVICES      401,313     465,008      843,875      956,181
                             __________  __________  ___________   __________
    GROSS PROFIT                185,453     152,998      459,760      348,338

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        185,297     192,055      372,632      378,385
                             __________   _________   __________   __________
    OPERATING INCOME (LOSS)         156     (39,057)      87,128      (30,047)

OTHER INCOME (EXPENSE)
 Parking, dividends, interest
  and miscellaneous income       38,707      49,545      106,507       93,041
 Interest and miscellaneous
  expenses                      (20,921)       (268)     (20,921)        (268)
                             __________    _________    ________    __________
    INCOME BEFORE INCOME
    TAXES AND EQUITY IN
    EARNINGS OF GARDEN
    LIFE PLAN, LTD.              17,942      10,220      172,714       62,726

INCOME TAXES (Note 8)             6,782         160       63,253       17,890
                             __________     ________   _________    _________
    INCOME BEFORE EQUITY
    IN EARNINGS OF GARDEN
    LIFE PLAN, LTD.              11,160      10,060      109,461       44,836

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of
  deferred income taxes
  (Note 4)                         -           -           -            -
                              _________    ________    ________     _________
     NET INCOME                  11,160      10,060     109,461        44,836

OTHER COMPREHENSIVE INCOME-
 Net unrealized gains(loss)
  on available- for-sale
  securities, net of income
  taxes                         (32,781)    18,580      (15,111)       (4,347)
                             __________   ________   __________    __________
     COMPREHENSIVE INCOME
     (LOSS)                  $  (21,621) $  28,640   $   94,350    $   40,489
                             ==========  =========   ==========    ==========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 10) 1,651,356  1,670,649    1,654,400     1,671,908
                             ==========  =========   ==========    ==========
EARNINGS PER COMMON SHARE
 (Note 10)                       $.01       $.01         $.07          $.03
                                 ====       ====         ====          ====

[FN]

           See the accompanying Notes to Financial Statements
                       See Accountant's Report

                       HOSOI GARDEN MORTUARY, INC.

                        STATEMENTS OF CASH FLOWS
                         _ _ _ _ _ _ _ _ _ _ _ _

                 Six-Months Ended November 30, 2000 and 1999

[CAPTION]

                                                                    1999 (As
                                                    2000            Restated
                                                    ____________   _________

[S]                                                 [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    109,461   $  44,836
  Adjustments to reconcile net income to net cash
   provided by operations
  Depreciation                                            33,670      33,669
  Gain on sale of securities                             (20,600)     (7,139)
  Increase (decrease) in allowance for doubtful
   accounts                                               15,000     (16,050)
  Cash value of life insurance policies                   (2,740)       (415)
  Deferred income taxes                                   (5,696)     (6,094)
  (Increase) decrease in certain assets
  Accounts receivable                                     10,446      66,549
  Income taxes receivable                                 50,956      (6,773)
  Inventories                                              7,557    (192,493)
  Prepaid expenses and others                              6,167      (2,944)
  (Decrease) increase in certain liabilities
  Accounts payable                                        65,444     194,752
  Accrued liabilities                                     24,898      54,312
  Income taxes payable                                    13,486        -
                                                      __________   _________
      NET CASH PROVIDED BY OPERATING ACTIVITIES          308,049     162,210
                                                      __________   _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (10,081)    (20,817)
  Purchase of securities                                (911,069)   (138,412)
  Proceeds from sale of securities                     1,665,307     877,272
  Distribution from investment in LLC                     16,000       7,500
  Premiums payments on life insurance policies            (2,811)     (2,811)
                                                      __________   _________
      NET CASH PROVIDED BY INVESTING ACTIVITIES          757,346     722,732
                                                      __________   _________
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of reacquired shares                          (41,353)    (16,894)
                                                      __________   _________
      NET CASH USED IN FINANCING ACTIVITIES              (41,353)    (16,894)
                                                      __________   _________
      NET INCREASE                                     1,024,042     868,048

CASH AND CASH EQUIVALENTS, beginning of period           828,818     928,162
                                                      __________   _________
CASH AND CASH EQUIVALENTS, end of period              $1,852,860  $1,796,210
                                                      ==========  ==========

[FN]
           See the accompanying Notes to Financial Statements
                        See Accountant's Report
                               4

                     HOSOI GARDEN MORTUARY, INC.

                    NOTES TO FINANCIAL STATEMENTS
                    _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     November 30, 2000 and 1999


(1)Basis of presentation

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


(2)Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


(3)Investment securities

The Company held investments in the following types of securities:
[CAPTION]
                                         Gross        Gross           Fair
                          Amortized    Unrealized    Unrealized       Market
                            Cost         Gain          Loss          Value
                         __________    __________    __________    __________
[S]                      [C]           [C]           [C]           [C]
November 30, 2000
 Available-for-sale
  Equity securities      $  144,794    $   23,145    $   18,449    $  149,490
  Mutual Funds              678,340        96,743         2,234       772,849
                         __________    __________    __________    __________
                            823,134       119,888        20,683       922,339

 Held-to-Maturity
  U. S. Treasury Notes       97,344           685           499        97,530
                         __________    __________    __________    __________
        Totals           $  920,478    $  120,573    $   21,182    $1,019,869
                         ==========    ==========    ==========    ==========

November 30, 1999
 Available-for-sale
  Equity securities      $ 106,911     $   21,402    $    8,758    $  119,555
  Mutual Funds             635,980        127,084         7,960       755,104
                         _________     __________    __________    __________
                           742,891        148,486        16,718       874,659
  Held-to-Maturity
   U. S. Treasury Notes    125,922            125         3,582       122,465
                         _________     __________     _________    __________
        Totals           $ 868,813     $  148,611     $  20,300    $  997,124
                         =========     ==========     =========    ==========
[FN]

                           See Accountant's Report
                                      5

                       HOSOI GARDEN MORTUARY, INC.

                      NOTES TO FINANCIAL STATEMENTS

                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        November 30, 2000 and 1999


(3)Investment securities (continued)

The maturities for all debt securities held at November 30, 2000 were:
[CAPTION]

                          Available-for-Sale        Held-to-Maturity
                         ____________________     ________________________
                         Amortized     Market     Amortized      Market
                           Cost        Value        Cost          Value
                         _________     ______     _________      _________
[S]                      [C]           [C]        [C]            [C]

Within 1 year            $   -         $  -       $   9,986      $   9,998

After 1 year
 through 5 years             -             -         53,477         53,480

After 5 years                -             -         33,881         34,052
                         _________     _______     ________       ________

                         $   -         $   -       $ 97,344       $ 97,530
                         =========     ========    ========       ========

The Company sold available-for-sale and held-to-maturity securities for $1,665,308 and $877,272 in 2000 and 1999, respectively. The realized gains of $23,044 and $13,556 in 2000 and 1999, respectively, is reflected in earnings. The realized losses of $ 2,444 and $6,417 in 2000 and 1999, respectively, is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale as of November 30, 2000, and reported as a separate component of Stockholders' Equity, are as follows:

[CAPTION]

                                                                 2000
                                                             __________
   [S]                                                       [C]
   Unrealized holding gains, net of losses                   $   99,205

   Deferred income tax on net unrealized holding gains          (37,671)
                                                             __________
                                                              $  61,534
                                                             ==========

(4)Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

[FN]

                          See Accountant's Report
                                   6

                         HOSOI GARDEN MORTUARY, INC.

                        NOTES TO FINANCIAL STATEMENTS

                        _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                        November 30, 2000 and 1999


(4)Garden Life Plan, Ltd. (continued)

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


(5)Woolsey-Hosoi Services, LLC

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements and facilities use and related charges. The revenues from these services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $14,491 or 1.1% and $6,663 or .5% of Net sales and services in 2000 and 1999, respectively.


(6)Deferred income taxes

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

[FN]

                         See Accountant's Report

                         HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                          November 30, 2000 and 1999



(6)Deferred income taxes (continued)

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write-off method for income tax purpose and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.


(7)Reacquired shares

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


(8)Income taxes

The provision for income taxes consists of the following:

[CAPTION]

                                              2000            1999
                                           ________        _________
    [S]                                    [C]             [C]
    Current:
     Federal                               $ 59,966        $  20,518
     State                                    8,983            3,466
                                           ________        _________
         Total Current                       68,949           23,984
                                           ________        _________

    Deferred:
     Federal                                 (4,793)         (5,128)
     State                                     (903)           (966)
                                           ________        ________
        Total Deferred                       (5,696)         (6,094)
                                           ________       _________
           Total Federal and State         $ 63,253       $  17,890
                                           ========       =========

[FN]

                               See Accountant's Report

                            HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS

                           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                            November 30, 2000 and 1999


(9)Comprehensive income

In the year ended May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.


(10)Earnings per share

Earnings per common share has been computed on the basis of a weighted average shares outstanding of 1,654,400 for 2000 and 1,671,908 for 1999.

[FN]

                        See Accountant's Report

                      HOSOI GARDEN MORTUARY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     November 30, 2000 and 1999



Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 2000.

The working capital and working capital ratio at November 30, 2000 is as follows:

          [S]                       [C]
          Working capital           $ 2,820,782
          Working capital ratio           6.2:1


Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 64.7% from 73.3% for the six-months ended November 30, 2000 over 1999. The decrease is due principally to decreases in rent, real property taxes and cost of merchandise.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales remained virtually unchanged at 28.6% and 29.0% for the six-months ended November 30, 2000 and 1999, respectively. Increases in advertising, office supplies, legal fees and telephone expenses were offset by decrease in educational, accounting and stockholders' meeting expenses.

Income Taxes - The effective income tax rate decreased to 36.6% for 2000 from 28.5% for 1999.

Other income (expense) - Other income(expense) as a percent of net sales decreased to 6.6% fro resulted from decreases in parking revenues and the incurrence of a non-recurring expense for data processing which were partially offset by an increase in investment interest income.

[FN]

                     HOSOI GARDEN MORTUARY, INC.

                     PART II - OTHER INFORMATION
                     _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     November 30, 2000 and 1999



Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K -

The Company filed a current report on Form 8-K and Form 8-K/A, dated May 10, 2000, reporting the resignation Deloitte & Touche as auditor for the registrant's subsidiary for its year ended May 31, 2000.


The Company filed a current report on Form 8 - K and Form 8 - K/A, dated August 31, 2000, reporting the dismissal of Deloitte & Touche as auditor for the registrant's subsidiary for its year ended May 31, 1999 and the engagement of the firm of Nishihama & Kishida, CPA's as successor auditors for the registrant's subsidiary for the fiscal years ended May 31, 2000 and 1999.

[FN]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.



                                        HOSOI GARDEN MORTUARY, INC.
                                        ___________________________________
                                               (Registrant)

Date   01/12/01                            /S/  CLIFFORD HOSOI
                                        ___________________________________
                                        Clifford Hosoi, President


Date   01/12/01                            /S/   KEITH NUMAZU
                                        ___________________________________
                                        Keith Numazu, Treasurer
                                        Corporate Treasurer and Bookkeeper

[FN]