Form 10KSB/A
period 1999-05-31
HOSOI GARDEN MORTUARY INC
filed 2001-03-13
CIK 48544

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

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi
Trust ("Trusts") under a five-year lease that expired on May 31,1994, subject to an option to renew for an additional five-year period. The option to renew the lease was exercised while negotiations for the terms of a new lease continued. In August 1997, the terms of a new lease retroactive to June 1, 1994 were approved by the Directors of the Company. The lease, which expired on May 31, 1999, provides for an annual lease rent of $312,498, including general excise taxes.
New lease terms are currently being negotiated. In addition, the Company is responsible for the payment of real property taxes on the portion of the land owned by the Trusts. Total rental expense was $345,636 and $356,469 in 1999 and 1998, respectively.
For more information on the lease between the Company and the Trusts, see Footnote (13) on page F-18 of the Company's Financial Statements, which are attached hereto and incorporated by reference.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from Hosoi
Garden Mortuary, Inc.'s statements of income and comprehensive income as percentages of net revenues:

                                               Years Ended May 31,
                                               1999           1998
Total revenues                                 100.0%         100.0%
Cost of sales and services                      74.7           78.8

Gross profit                                    25.3           21.2
Selling, general and administrative             24.0           26.7

Operating income(loss)                           1.3           (5.5)
Other income (expenses)                          6.4           10.4

Income before income taxes                       7.7            4.9
Provision for income taxes                       4.1            1.4

Income before equity in earnings
  of Garden Life Plan, Ltd. (GLP)                3.6            3.5

Equity in earnings of GLP, net                    -            28.5

Net income                                       3.6%          32.0%


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


EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.

Equity in earnings of Garden Life Plan, Ltd. (GLP) is not reflected in the table which sets forth Hosoi
Garden Mortuary, Inc.'s statements of income and comprehensive income as percentages of total revenues, in this amended Form 10-KSB, because the report of the audit of GLP's financial statement for its year ended May 31, 1999 should not have been included in the initial filing because the report of GLP's auditors was issued in draft form.

As a result, the auditor of the Company has reissued their report on its financial statements as of and for the year ended May 31, 1999.

In this amended filing, the revenue item, EQUITY IN EARNINGS OF GLP for the year ended
May 31, 1999 has been revised from the amount of 14.7% previously reported to zero.

The report on GLP's financial statements as of and for the year ended May 31, 1999 has not been completed because of a disagreement over recognition of revenue of the initial 30% of each funeral plan sold. The former auditors of GLP believe that the initial 30% should be deferred until such time as the funeral services have been performed. GLP's current practice is to recognize the initial 30% as revenues at the time of sale of the prepaid funeral contract. The former auditors also believe that the financial statements of GLP and the Garden
Life Funeral Plan Trust (GLFPT) should be consolidated on the financial statements of GLP.
As a result, GLP has retained new auditors for the audit of its financial statements for the year ended May 31, 1999. It is expected that the successor auditor will be able to resolve the issues with respect to the accounting for the recognition of revenues and the consolidation of the financial statements of GLP and GLFPT.

After completion of the audit of GLP's financial statements, the Company's financial statements for 1999 will be restated and another amended Form
10-KSB will be filed. The audit of GLP's financial statements, when completed, could have a significant impact on the Company.

INCOME TAXES

The Company's effective income tax rate was 53.3% of pre-tax income in 1999 and 29.5% in 1998. Footnote
(10) to the Company's financial statements presents a reconciliation of the Company's effective and statutory income tax rates.


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

RISK/CONTINGENCY PLANS

Our "worst-case scenario" would be a failure of our
suppliers to supply merchandise for a prolonged
period of time that would impair our ability to
provide services to our customers in a timely and
reliable manner. Although the occurrence of this
scenario could affect, we do not have a basis
to determine at this time whether such a scenario
is likely to occur.   We believe that suppliers
present the area of greatest risk to disruption of our operations because of our limited ability to influence action of third parties or to estimate the level and impact of their noncompliance through the supply chain.

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

We will update our assessment for our significant
suppliers as we receive additional information from
them concerning their Y2K preparedness.  However,
judgements regarding contingency plans - such as now
to develop them and to what extent - are subject to
many variables and uncertainties.   There can be
no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by its suppliers.

As a result, there is no certainty that our
contingency plans will be sufficient to mitigate
the impact of noncompliance by suppliers and some
material adverse effect to the Company may result
from one or more third parties regardless of our
contingency plans.   The failure of any contingency
plans could have a material adverse effect on Hosoi's financial condition, results of operations or liquidity.


COST

We do not currently expect the total cost of our Year 2000 readiness program will be material to our financial condition or results of operations.
Cost associated with our efforts around Year 2000 issues are expensed as incurred, unless they relate to the purchase of hardware and software, in which case they are capitalized.

Item 7.  FINANCIAL STATEMENTS

Index to Financial Statements
                                              Page

Report of Independent Accountant               F-1

Balance Sheets as of May 31, 1999 and 1998     F-3

Statements of Income and Comprehensive Income
for the years ended May 31, 1999 and 1998      F-4

Statements of Stockholders' Equity for
the years ended May 31, 1999 and 1998          F-5

Statements of Cash Flows for the years
ended May 31, 1999 and 1998                    F-6

Notes to Financial Statements                  F-7


Item 8. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

The Company does not have any disagreement with its accountants on accounting and financial disclosures.

The Company's 50% owned subsidiary, Garden Life Plan,
Ltd. (GLP), however, had a disagreement with its accountants on the accounting for the recognition of revenues and the consolidation of GLP's financial statements with the financial statements of the Garden Life Funeral Plan Trust.

GLP has dismissed its accountants and successor accountants have been retained. The successor auditor is aware of the disagreements which GLP has with its former accountants.

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

Directors and Executive Officers of the Company

                                                                  No. Of
                                 Director                         Yrs.
Name           Age  Office       Since    Family Relationship     Employed
Sadako Hosoi   82   Director     1957     Mother of Julie S.
                                          Shimonishi,Director
                                          Clifford Hosoi,Director
                                          and President,and Anne
                                          T. Tamori, Director and
                                          Vice President

Rene Mansho    50   Director/    1993     None                     0
                    Chairperson
                    of the Board

Clifford Hosoi 50   Director/    1991     Son of Sadako Hosoi,    20
                    President             Brother of Julie S.
                                          Shimonishi and
                                          Anne T.Tamori

Julie S.       53   Director     1979     Daughter of Sadako
Shimonishi                                Hosoi, Sister of
                                          Clifford Hosoi and
                                          Anne T. Tamori


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

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The Company's total contributions shall not exceed the amount allowable by income tax regulations. The amounts charged against income for the profit-sharing plan in 1999 and 1998 were $39,896 and $40,000, respectively.
The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

The investment decision for the profit-sharing plan is formulated by a registered investment advisor through Pacific Century Trust, Ltd.

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

Dated:  Honolulu, Hawaii, March 12, 2001.

HOSOI GARDEN MORTUARY, INC.
By CLIFFORD HOSOI
   President

Pursuant to the requirements of the Securities Exchange
Act of 1934, this Form 10-KSB for the year ended May
31, 1998, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.


Dated:  March 12, 2001        RENE MANSHO
                              Director and Chairperson
                              of the Board of Directors

Dated:  March 12, 2001        CLIFFORD HOSOI
                              Director, President and
                              Chief Executive Officer

Dated:  March 12, 2001        SADAKO HOSOI
                              Director

Dated:  March 12, 2001        BERTON T. KATO
                              Director

Dated:  March 12, 2001        ROBERT KUWAHARA
                              Director

Dated:  March 12, 2001        RICKY C. MANAYAN
                              Director

Dated:  March 12, 2001        JULIE S. SHIMONISHI
                              Director

Dated:  March 12, 2001        ANNE T. TAMORI
                              Director

Dated:  March 12, 2001        GLENN SUETSUGU
					Director

REPORT OF CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders
    Hosoi Garden Mortuary, Inc.


We have audited the accompanying balance sheets of

HOSOI GARDEN MORTUARY, INC.

as of May 31, 1999 and 1998, and the related statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden Life
Plan, Ltd., (a 50% owned subsidiary accounted for by the equity method of accounting) for its years ended
May 31, 1999 and 1998, which accounts for 25.3% and 23.8% of total assets, respectively and 86.8% of net income in 1998. GLP's financial statements for 1998 were audited by other auditors whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's
1998 equity in the underlying net assets and its equity in the earnings of the subsidiary is based solely on the report of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

We were unable to satisfy ourselves about the Company's investment in Garden Life Plan, Ltd. (GLP) as of May
31, 1999 or its equity in earnings of GLP for its year ended May 31, 1999 because the audit of GLP's financial statements as of and for the year ended May 31, 1999 has not been completed by GLP's auditors. We were unable to satisfy ourselves about the Company's carrying value of the investments or the equity in earnings by means of other auditing procedures.

In our opinion, based upon our audit and the report of other auditor, the 1998 financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Hosoi
Garden Mortuary, Inc. as of May 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

In our opinion, because the Company's investment in GLP and the equity in its earnings materially affect the determination of financial position, results of operations and cash flows, the scope of our work on the 1999 financial statements referred to the the first paragraph, was not sufficient to enable us to express, and we do not express, an opinion on the financial position of Hosoi Garden Mortuary, Inc. as of May 31,
1999 and the results of its operations and its cash flows for the year then ended.


ENDO & COMPANY
Honolulu, Hawaii
August 5, 1999

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEETS
_ _ _ _ _ _ _ _ _ _ _ _

May 31, 1999 and 1998



                                                              1998
                                                              As restated
                                               1999           (See Note 18)
A S S E T S

CURRENT ASSETS
  Cash and cash equivalents (Notes 1 and 4)    $   928,162    $    498,871
  Available-for-sale securities, at market
     (Notes 1 and 5)                               847,718         773,464
  Accounts receivable, less allowance
     of $62,710 and $78,740                        321,453         274,788
  Income tax receivable                              8,074         255,749
  Dividend receivable (Note 2)                           -         750,000
  Inventories (Note 1)                             143,974         149,268
  Prepaid expenses and others                       58,865          64,787
  Deferred income taxes (Note 6)                    33,954          43,588

          TOTAL CURRENT ASSETS                   2,342,200       2,810,515

INVESTMENTS
  Garden Life Plan, Ltd. (Notes 1, 2 and 18)     1,649,721       1,649,722
  Woolsey-Hosoi Mortuary Services, LLC              22,345               -
  Cemetery plots                                     1,350           1,350
  Held-to-maturity securities, at cost
    (Notes 1 and 5)                                888,931         842,656

                                                 2,562,347       2,493,728
PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation (Notes 1 and 7)        1,506,092       1,524,560

OTHER ASSETS                                       101,885         103,921

          TOTAL ASSETS                         $ 6,512,524    $  6,932,724

L I A B I L I T I E S
CURRENT LIABILITIES
  Accounts payable (Note 7)                    $   259,971    $    285,445
  Accrued liabilities (Note 9)                     131,716         135,484

          TOTAL CURRENT LIABILITIES                391,687         420,929

DEFERRED INCOME TAXES (Note 6)                     134,243         172,248

S T O C K H O L D E R S '  E Q U I T Y
CAPITAL CONTRIBUTED (Note 11)
  Common stock, par value $.20 per share;
    authorized 3,625,000 shares, issued
    2,187,140 shares                               437,428         437,428
  Less 288,814 and 218,542 reacquired shares       (57,983)        (43,928)

          TOTAL CAPITAL CONTRIBUTED                379,445         393,500

RETAINED EARNINGS                                5,604,003       5,961,335

ACCUMULATED OTHER COMPREHENSIVE INCOME
  net of applicable deferred income taxes
  (Notes 1 and 4)                                   84,428          65,994

TREASURY STOCK, 223,785 shares, at cost
  (Note 11)                                        (81,282)        (81,282)

          TOTAL STOCKHOLDERS' EQUITY             5,986,594       6,339,547

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 6,512,524    $  6,932,724

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998

                                                              1998
                                                              As restated
                                               1999           (See Note 18)
Revenues
  Sale of urns and other items                 $   703,411    $    742,913
  Funeral services                               2,043,890       1,921,575

          Total revenues                         2,747,301       2,664,488

Cost of sales and services                       2,053,315       2,100,550

          Gross profit                             693,986         563,938

Selling, general and administrative expenses
  Salaries and wages                               249,249         241,684
  Profit sharing and pension fund
     contributions (Note 12)                        66,816          66,560
  Professional services                            200,072         241,057
  Taxes and licenses                                27,309          26,513
  Advertising                                       24,645          37,071
  Others                                            92,035          98,038

          Total selling, general and
            administrative expenses                660,126         710,923

          Operating income (loss)                   33,860        (146,985)

Other income and (expenses)
  Interest, dividends, and others (Note 14)        178,788         278,881
  Interest and others                               (1,643)           (502)

          Total other income and (expenses)        177,145         278,379

Income before income taxes and equity in
  earnings of Garden Life Plan, Ltd.               211,005         131,394

Income taxes (Note 10)                             112,497          38,781

          Income before equity in earnings
            of Garden Life Plan, Ltd.               98,508          92,613

Equity in earnings of Garden Life Plan, Ltd.,
  net of deferred taxes of
  $33,553 (Notes 2 and 6)                              -           608,171

          Net income                                98,508         700,784

Other comprehensive income, net of taxes
  Net unrealized gains on securities
  available-for-sale                                18,434          18,996

          Comprehensive income                 $   116,942    $    719,780

Average number of shares common stock
  outstanding                                    1,722,441       1,753,998

Earnings per common share (Note 1)             $       .06    $        .40

Dividends per common share                     $       .10    $        .10

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



                                          Accumulated
                      Capital             Other Com-
                      Contri-  Retained   prehensive  Treasury
                      buted    Earnings   Income      Stock     Total
Balance, May 31,
 1997, as previously
 reported             $399,989 $5,366,712 $46,998     $(81,282) $5,732,417
   Adjustment for
    Earnings in
    Equity of Garden
    Life Plan, Ltd,
    net of taxes
    (Note 18)            -        193,208    -            -        193,208

Balance, May 31,
 1997, as restated    399,989   5,559,920  46,998      (81,282)  5,925,625

   Net income            -        700,784    -            -        700,784

   Common stock
    reacquired         (6,489)   (123,800)   -            -       (130,289)

  Cash dividends
   paid, $.10 per
   share                 -       (175,569)   -            -       (175,569)

  Increase in net
   unrealized gains
   on securities
   available-for-
   sale,net of taxes     -           -     18,996         -         18,996

Balance, May 31,
 1998                 393,500   5,961,335  65,994      (81,282)  6,339,547

  Net income                       98,508    -            -         98,508

  Common stock
   reacquired         (14,055)   (282,352)   -            -       (296,407)

  Cash dividends
   paid, $.10 per
   share                 -       (173,488)   -            -       (173,488)

  Increase in net
   unrealized gains
   on securities
   available-for-
   sale,net of taxes     -           -     18,434         -         18,434

Balance, May 31,
 1999                $379,445  $5,604,003 $84,428     $(81,282) $5,986,594

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS
_ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998

                                                              1998
                                                              As restated
                                               1999           (See Note 18)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    98,508    $    700,784
    Adjustments to reconcile net income to
     net cash and cash equivalents provided
     by (used in) operating activities:
       Depreciation                                 64,053          67,340
       Realized gain on sale of investment
        securities, net                            (14,445)       (104,819)
       Increase in allowance for doubtful
        accounts                                   (16,030)          9,016
       Undistributed earnings of affiliate            -            108,276
       Partnership income                           (7,345)           -
       Cash value of life insurance policies          -             (3,210)
       Deferred income taxes                       (39,655)        122,096
  (Increase) decrease in certain assets
    Accounts receivable                            (30,635)         19,298
    Income tax receivable                          247,675        (255,749)
    Dividend receivable                            750,000        (750,000)
    Inventories                                      5,294         (12,322)
    Prepaid expenses and other                       5,922            (334)
  (Decrease) increase in certain liabilities
    Accounts payable                               (25,474)        (67,244)
    Accrued liabilities                             (3,768)       (233,715)
    Income taxes payable                              -            (76,716)

          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                  1,034,100        (477,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (45,585)        (39,952)
  Redemption of life insurance policy                 -             27,284
  Proceeds from sale of investment securities    1,584,108       4,363,649
  Increase in investment securities             (1,660,473)     (3,842,237)
  Investment in Woolsey-Hosoi Mortuary
   Services, LLC                                   (15,000)           -
  Increase in cash value of life insurance
   policies                                          2,036          (2,811)

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                   (134,914)        505,933

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shares reacquired                               (296,407)       (130,289)
  Cash dividends paid                             (173,488)       (175,569)

          NET CASH USED IN FINANCING
           ACTIVITIES                             (469,895)       (305,858)

          NET INCREASE (DECREASE)                  429,291        (277,224)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     498,871         776,095

CASH AND CASH EQUIVALENTS AT END OF YEAR       $   928,162    $    498,871

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

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Pacific Century Trust, Ltd.(Trust) to be held in trust.

The audit of the financial statements of GLP for the year ended May 31, 1999 has not been completed. As a result, the Company's equity in its investment in GLP as of May 31, 1999 or its equity in the earnings in GLP for the year end May 31, 1999 is not reflected in the Company's 1999 financial statements.

Cash dividend declared and paid subsequent to May 31, 1998 by Garden Life Plan, Ltd., is recorded as dividend receivable in the amount of $750,000 as of May 31, 1998.


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


HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999 and 1998



(10)  Income taxes

The provisions for income taxes (benefits) consist of the following:

                                               1999           1998
Current:
  Federal                                      $   84,364     $ (60,760)
  State                                            18,499       (14,907)

                                                  102,863       (75,667)

Deferred:
  Federal                                           8,107        99,715
  State                                             1,527        14,733

                                                    9,634       114,448

    Total                                      $  112,497     $  38,781


A reconciliation of income taxes at the United States statutory rate, as a percentage of pretax income, to the effective tax rate is as follows:

                                               1999           1998
Federal income tax statutory rate              34.0%          34.0%

State income tax, net of tax benefit            8.7           (7.7)

Others, net                                    10.6            3.2

Effective tax rate                             53.3%          29.5%


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

Amounts charged against income for the retirement benefit plans are as follows:

                                               1999           1998
Profit sharing                                 $ 39,996       $ 40,000
Money-purchase                                   26,820         26,560

                                               $ 66,816       $ 66,560


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
