Form 10QSB
period 2001-02-28
HOSOI GARDEN MORTUARY INC
filed 2001-04-17
CIK 48544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    Form 10-QSB



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from              to

                         Commission file number 0-2288

                                (Unaudited)

                      HOSOI GARDEN MORTUARY, INC.
----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

       State of Hawaii                                No. 99-0088064
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                     Identification No.)


  30 North Kukui Street
(Corner of Nuuanu Avenue
   and Kukui Street)
    Honolulu, Hawaii                                    96817
-------------------------------------            ----------------------
(Address of principal executive offices)              (Zip Code)

                               (808)  538-3877
            ---------------------------------------------------
            (Registrant's telephone number, including area code)


                                      N/A
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  XX    No

                        1,641,456 shares of Common Stock
                        Outstanding at February 28, 2001

<PAGE 1>

                              HOSOI GARDEN MORTUARY, INC.
                               _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                        CONTENTS
                                         _ _ _ _

[S]                                                          [C]
                                                              Pages
                                                              -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANT                         1

PART I - Financial Information

 Item 1. Financial Statements

   Balance Sheet                                                2

   Statements of Income and Comprehensive Income                3

   Statements of Cash Flows                                     4

   Notes                                                      5 - 10

 Item 2. Management's Discussions and Analysis of Financial
          Conditions and Results of Operations                  11

PART II - Other Information                                     12

SIGNATURES                                                      13

<PAGE 2>

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
                       _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _


To the Board of Directors
  Hosoi Garden Mortuary, Inc.

We have reviewed the accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of February 28, 2001 and the related statements of income and comprehensive income and cash flows for the nine months ended February 28, 2001 and February 29, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of Hosoi Garden Mortuary, Inc.

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

April 2, 2001

/S/ ENDO & COMPANY
Honolulu, Hawaii

                           HOSOI GARDEN MORTUARY, INC.

                                BALANCE SHEET
                                _ _ _ _ _ _ _

                              February 28, 2001

[CAPTION]
                                A S S E T S
                                - - - - - -
[S]                                                           [C]
CURRENT ASSETS
 Cash and cash equivalents (Note 2)                            $   778,604
 Securities available-for-sale, at market (Note 3)                 952,191
 Accounts receivable, less allowance for doubtful accounts of
  $86,402                                                          289,960
 Inventories                                                       187,263
 Prepaid expenses and others                                       100,446
 Deferred income taxes (Note 6)                                     43,327
                                                               -----------
          TOTAL CURRENT ASSETS                                   2,351,791
                                                               -----------
INVESTMENTS
  Garden Life Plan, Ltd. (Note 4)                                2,090,156
  Woolsey-Hosoi Mortuary Services, LLC (Note 5)                      4,718
  Cemetery plots                                                     1,350
  Securities held-to-maturity, at cost (Note 3)                    922,334
                                                               -----------
          TOTAL INVESTMENTS                                      3,018,558
                                                               -----------
PROPERTY, PLANT AND EQUIPMENT, at cost, less
 accumulated depreciation                                        1,429,144
                                                               -----------
OTHER ASSETS                                                       121,313
                                                               -----------
          TOTAL ASSETS                                         $ 6,920,806
                                                               ===========
<CAPITON>
                         L I A B I L I T I E S
                         - - - - - - - - - - -
[S]                                                           [C]
CURRENT LIABILITIES
  Accounts payable                                             $   294,945
  Income taxes payable                                              26,141
  Accrued liabilities                                              102,053
                                                               -----------
          TOTAL CURRENT LIABILITIES                                423,139
                                                               -----------
DEFERRED INCOME TAXES (Note 6)                                     153,104
                                                               -----------
[CAPTION]
                 S T O C K H O L D E R S'  E Q U I T Y
                 - - - - - - - - - - - - - - - - - - -
[S]                                                           [C]
CAPITAL CONTRIBUTED
  Common stock, par value $.20 per share;
   authorized 3,625,000 shares, issued
   2,187,140 shares                                                 437,428
  Less 321,899 reacquired shares                                    (64,600)
                                                                -----------
       TOTAL CAPITAL CONTRIBUTED                                    372,828
                                                               ------------
RETAINED EARNINGS                                                 5,995,280
                                                               ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME,
 net of deferred taxes (Notes 3 and 9)                               57,737
                                                                -----------
TREASURY STOCK, 223,785 shares, at cost (Note 10)                   (81,282)
                                                                -----------
      TOTAL STOCKHOLDERS' EQUITY                                  6,344,563
                                                                -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 6,920,806
                                                                ===========
[FN]
              See the Accompanying Notes to Financial Statements
                               ( Unaudited)

                        HOSOI GARDEN MORTUARY, INC.

              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

[CAPTION]
                                Three-Months Ended       Nine-Months Ended
                               ----------------------  ----------------------
                                           February                February 29,
                                February   29, 2000(As  February    2000 (As
                                28, 2001   Restated)    28, 2001    Restated)
                               ---------   ---------   ---------   ----------
[S]                            [C]        [C]         [C]         [C]
NET SALES AND SERVICES          $ 682,052  $ 749,527   $1,985,687  $ 2,054,046

COST OF SALES AND SERVICES        462,697    477,529    1,306,572    1,433,710
                                ---------  ---------   ----------  -----------
    GROSS PROFIT                  219,355    271,998      679,115      620,336

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          230,709    218,877      603,341      597,262
                                ---------  ---------   ----------   ----------
     OPERATING (LOSS) INCOME      (11,354)    53,121       75,774       23,074

OTHER INCOME (EXPENSE)
  Parking, dividends, interest
   and miscellaneous income        58,477     48,460      164,984      141,501
  Interest and other expenses      (1,578)    (1,170)     (22,499)      (1,438)
                                ----------  --------   ----------   ----------
     INCOME BEFORE INCOME
      TAXES AND  EQUITY IN
      EARNINGS OF GARDEN
      LIFE PLAN, LTD.              45,545    100,411      218,259      163,137

INCOME TAXES (Note 7)              15,511     38,313       78,764       56,203
                                ---------   --------   ----------    ---------
     INCOME BEFORE  EQUITY
      IN EARNINGS OF GARDEN
      LIFE PLAN, LTD.              30,034     62,098      139,495      106,934

EQUITY IN EARNINGS OF GARDEN
 LIFE PLAN, LTD., net of deferred
 income taxes (Note 4)              -           -            -             -
                                ---------   --------   ----------    ---------
      NET INCOME                   30,034     62,098      139,495      106,934

OTHER COMPREHENSIVE INCOME -
 Net unrealized gains(loss)
 on available-for-sale
 securities, net of income
 taxes                            (6,120)    (7,554)      (21,231)     (11,901)
                               ---------   --------    ----------    ---------
    COMPREHENSIVE INCOME       $  23,914   $ 54,544    $  118,264    $  95,033
                               =========   ========    ==========    =========
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 8)   1,641,956  1,669,566     1,650,252    1,671,127
                               =========  =========     =========    =========
EARNINGS PER COMMON SHARE
 (Note 8)                      $     .02  $     .04     $     .08    $     .06
                               =========  =========     =========    =========
[FN]
               See the Accompanying Notes to Financial Statements
                                (Unaudited)
                                      3

                         HOSOI GARDEN MORTUARY, INC.

                          STATEMENTS OF CASH FLOWS
                           _ _ _ _ _ _ _ _ _ _ _ _


[CAPTION]
                                                      Nine-Months Ended
                                                   -----------------------
                                                   February       February
                                                   28, 2001       29, 2000
                                                   --------       --------
[S]                                               [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 139,495      $ 106,934
  Adjustments to reconcile net income to
   net cash provided by (used in) operations
    Depreciation                                      50,504         50,504
    Gain on sale of securities                      (18,872)         (8,399)
    Increase in allowance for doubtful accounts      22,500          23,692
    Cash value of life insurance policies            (2,704)           (622)
    Deferred income taxes                            (8,545)         (9,110)
  (Increase) decrease in certain assets
    Accounts receivable                             (11,954)        (21,922)
    Income taxes receivable                          50,956         (20,053)
    Inventories                                      36,411        (155,570)
    Prepaid expenses and others                     (42,093)        (34,224)
  (Decrease) increase in certain liabilities
    Accounts payable                                  9,294          76,746
    Income taxes payable                             26,141            -
    Accrued liabilities                             (46,726)        (18,253)
                                                 ----------      ----------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                         204,407         (10,277)
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                1,667,637         905,482
  Purchase of property and equipment                (12,581)        (28,154)
  Increase in securities                         (1,776,089)       (960,508)
  Distribution from Woolsey-Hosoi
   Mortuary Services, LLC                            21,000          17,500
  Premium payments on life insurance policies        (5,622)         (4,217)
                                                 ----------      ----------
     NET CASH USED IN INVESTING ACTIVITIES         (105,655)        (69,897)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of reacquired shares                     (74,141)        (21,994)
  Cash dividends paid                               (74,825)       (101,024)
                                                 ----------      ----------
     NET CASH USED IN FINANCING ACTIVITIES         (148,966)       (123,018)
                                                 ----------      ----------
     NET DECREASE                                   (50,214)       (203,192)

CASH, beginning of period                           828,818         928,162
                                                 ----------      ----------
CASH, end of period                              $  778,604      $  724,970
                                                 ==========      ==========
[FN]
           See the Accompanying Notes to Financial Statements
                            (Unaudited)
                                 4

                          HOSOI GARDEN MORTUARY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                   February 28, 2001 and February 29, 2000


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

Reclassification - Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.


(2)  Cash and cash equivalents
     -------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash is deposited with four local financial institution. At February 28, 2001 and February 29, 2000, the Company had deposits in two of these financial institutions in excess of the deposit insurance of $100,000.


(3)  Investment securities
     ---------------------

The Company held investments in the following types of securities:

[CAPTION]
                                        Gross         Gross
                          Amortized  Unrealized    Unrealized       Fair
                            Cost        Gain         Loss          Value
                        ----------   ----------    ----------    -----------
[S]                    [C]         [C]            [C]           [C]
February 28, 2001
--------------------
Available-for-Sale
  Equity Securities     $  155,073   $   29,462    $  12,062     $   172,473
  Mutual Funds             704,033       75,685         -            779,718
                        ----------   ----------    ---------     -----------
                           859,106      105,147       12,062         952,191


[FN]
                                    (Unaudited)

                                HOSOI GARDEN MORTUARY, INC.

                               NOTES TO FINANCIAL STATEMENTS
                               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       February 28, 2001 and February 29, 2000



(3)  Investment securities (continued)
     ---------------------
[CAPTION]
                                        Gross         Gross
                         Amortized    Unrealized    Unrealized       Fair
                           Cost          Gain           Loss         Value
                         ----------   ----------    ----------    ----------
[S]                     [C]          [C]           [C]           [C]
Held-to-Maturity
 U.S. Treasury Notes       922,334       6,027          -            928,361
                        ----------   ---------      ----------    ----------
     Totals             $1,781,440   $ 111,174      $   12,062    $1,880,552
                        ==========   =========      ==========    ==========

February 29, 2000
-----------------
Available-for-Sale
 Equity Securities     $   116,685  $   20,976     $    25,541   $   112,120
 Mutual Funds              660,339     132,627          11,134       781,832
                       -----------  ----------     -----------   -----------
                           777,024     153,603          36,675       893,952
Held-to-Maturity
 U.S. Treasury Notes       886,935          22           4,640       882,317
                       -----------  ----------     -----------   -----------
     Totals             $1,663,959   $ 153,625     $    41,315    $1,776,269
                       ===========   =========     ===========    ==========

The maturities for all debt securities held at February 28, 2001 were:

[CAPTION]
                          Available-for-Sale            Held-to-Maturity
                       -----------------------     -------------------------
                        Amortized      Market      Amortized       Market
                           Cost        Value         Cost          Value
                       ----------     --------     ---------      ----------
    [S]               [C]           [C]           [C]            [C]
     Within 1 year     $    -        $    -        $ 912,348      $  918,358

     After 1 year
      through 5 years       -             -            9,986          10,003

     After 5 years          -             -             -               -
                       ----------    ---------      ---------     ----------
                       $    -        $    -         $ 922,334     $  928,361
                       ==========    =========      =========     ==========



[FN]
                                 (Unaudited)

                             HOSOI GARDEN MORTUARY, INC.

                            NOTES TO FINANCIAL STATEMENTS
                            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       February 28, 2001 and February 29, 2000



(3)  Investment securities (continued)
     ---------------------

The Company sold securities available-for-sale and held-to-maturity for $1,667,637 and $905,482 in 2001 and 2000, respectively. The net realized gain of $18,872 in 2001 and $8,399 in 2000 is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each such security held at the time of sale.

The net unrealized holding gains on investment securities available-for-sale as of February 28, 2001 is reported as a separate component of Stockholders' Equity as follows:

         [S]                                                 [C]
          Unrealized holding gains, net of losses             $   93,085

          Deferred income tax on net unrealized holding gains    (35,348)
                                                              ----------
                                                              $   57,737
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

[FN]
                               (Unaudited)

                           HOSOI GARDEN MORTUARY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    February 28, 2001 and February 29, 2000



(4)  Garden Life Plan, Ltd. (continued)
     ----------------------

Equity in earnings of GLP is not reflected in these financial statements because the audits of GLP's financial statements for the years ended May 31, 2000 and 1999 have not been completed. GLP's successor auditors are in the process of auditing GLP's financial statements as of and for the year ended May 31, 1999 and will thereafter audit GLP's financial statements as of and for the year ended May 31, 2000.

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

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. The revenues from services provided to Woolsey-Hosoi is reflected in net sales and services which amounted to $21,591 and $12,728 for 2001 and 2000, respectively.


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


[FN]
                                (Unaudited)

                            HOSOI GARDEN MORTUARY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                           _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                    February 28, 2001 and February 29, 2000



(6)  Deferred income taxes (continued)
     ---------------------

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

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write off method for income tax purpose, the accrual of retroactive rent for financial statements purposes and the recognition of the rent expense when paid for income tax purposes and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.


(7)  Income taxes
     ------------

The provision for income taxes consists of the following:

[CAPTION]
                                             2001            2000
                                         ------------    -------------
         [S]                            [C]             [C]
          Federal:
            Current                      $     75,202    $      56,594
            Deferred                           (7,190)          (7,666)
                                         ------------    -------------
              Total federal                    68,012           48,928



[FN]
                                (Unaudited)

                              HOSOI GARDEN MORTUARY, INC.

                            NOTES TO FINANCIAL STATEMENTS
                            _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                       February 28, 2001 and February 29, 2000



(7)  Income taxes (continued)
     ------------
[CAPTION]
                                               2001             2000
                                           -------------    ------------
         [S]                               [C]              [C]
          State:
            Current                               12,107           8,719
            Deferred                              (1,355)         (1,444)
                                            ------------     -----------
               Total state                        10,752           7,275
                                            ------------     -----------
               Total income taxes           $     78,764     $    56,203
                                            ============     ===========

(8)  Earnings per share
     ------------------

Earnings per common share has been computed on the basis of a weighted average of shares outstanding of 1,650,252 for 2001 and 1,671,127 for 2000.


(9)  Comprehensive income
     --------------------

In the year ended May 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.


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

The 223,785 shares reflected as Treasury Stock as of February 28, 2001 reflects the shares acquired before July 1, 1987.

[FN]
                                (Unaudited)

                           HOSOI GARDEN MORTUARY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _



Changes in financial condition
------------------------------

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 28, 2001.

The working capital and working capital ratios at February 28, 2001 is as follows:
         [S]                             [C]
          Working capital                 $   1,928,652
          Working capital ratio                   5.6:1


Changes in results of operations
--------------------------------

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 65.8% from 69.8% for the nine-months ended February 28, 2001 over February 29, 2000. The decrease is due principally to a decrease in rent and real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses as a percent of net sales increased to 30.4% for the nine-months ended February 28, 2001 from 29.1% for February 29, 2000. Increases in advertising, office supplies, legal fees and telephone expenses were offset by decrease in educational, accounting and stockholders' meeting expenses.

Income Taxes - The effective income tax rate increased to 36.1% in 2001 from 34.5% in 2000.

Other Income (Expense) - Other income as a percent of net sales increased to 7.2% from 6.8% for the nine-month ended February 28, 2001 over February 29, 2000. The increase resulted from decreases in parking revenues and the incurrence of a non-recurring expense for data processing which were partially offset by an increase in investment interest income.


[FN]

                           HOSOI GARDEN MORTUARY, INC.

                           PART II - OTHER INFORMATION
                           _ _ _ _ _ _ _ _ _ _ _ _ _ _

                     February 28, 2001 and February 29, 2000


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on January 23, 2001, the Stockholders re-elected and elected the following individuals as members of the Board of Directors:

     Re-elected:          Clifford Hosoi, Ricky Manayan and Rene Mansho

The Stockholders elected Endo & Company as the auditors for the Company's fiscal year ending May 31, 2002.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The Company filed a current report on Form 8-K and Form 8-K/A, dated May 10, 2000, reporting the resignation Deloitte & Touche as auditor for Garden Life Plan, Ltd. (GLP) registrant's subsidiary, for its year ended May 31, 2000.

The Company filed a current report on Form 8 - K and Form 8 - K/A, dated August 31, 2000, reporting the dismissal of Deloitte & Touche as auditor for GLP for its year ended May 31, 1999 and the engagement of the firm of Nishihama & Kishida, CPA's as successor auditors for GLP for the fiscal years ended May 31, 2000 and 1999.


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



HOSOI GARDEN MORTUARY, INC.
---------------------------
     (Registrant)



Date:  April 16, 2001                             /S/ Clifford Hosoi
     ----------------                             -----------------------
                                                  Clifford Hosoi, President


Date:  April 16, 2001                            /S/ Keith M. Numazu
     ----------------                            ---------------------------
                                                 Keith M. Numazu, Treasurer


[FN]
                                       13