Form 10KSB
period 2001-05-31
HOSOI GARDEN MORTUARY INC
filed 2001-09-13
CIK 48544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001 or

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

Common Stock Par Value $.20 per share

Check whether the issuer (1) filed all reports required to be filed by the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (is not) contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenue for its most recent fiscal year. $2,602,328

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $6,597,024

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date: 1,649,256

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

Transitional Small Business Disclosure Format (Check one): Yes X No

PART I

ITEM 1. Description of Business

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900. Professional funeral services are the principal services rendered by the Company. The Company is engaged in the funeral and mortuary business, including the sale of pre-need funeral services contracts. During the fiscal years ended May 31, 2001 and 2000, funeral services accounted for 83.0% and 78.9%, respectively, of revenues. The Company owns 50% of Garden Life Plan, Ltd. ("Garden Life") which sells pre-need funeral service contracts for which the Company acts as the sole servicing mortuary.

The Company operates a mortuary business in Honolulu, Hawaii. The Company offers funeral services to all persons in Hawaii. Although the Company, historically, has served principally persons of Japanese ancestry who follow a particular and special order of worship in accordance with their religious beliefs, the Company continues to develop markets involving other ethnic groups and religious beliefs. In addition to handling funeral services for residents of Honolulu, the Company conducts services for residents of other counties in Hawaii and prepares remains for shipment to or receives them from other counties in Hawaii, other states in the United States and foreign countries. Competition in the funeral business in Hawaii is based upon (1) the location of a mortuary and (2) the principal ethnic group that a mortuary serves. There are 20 mortuaries in the State of Hawaii. Their locations are as follows:

Location	Number of Mortuaries
Island of Hawaii Island of Maui Island of Oahu Island of Kauai Island of Molokai	3 3 11 2 1

Because of the separation of the Hawaiian islands by ocean, a mortuary is generally confined to the funeral demands of a particular island. A very small percentage of business constitutes service requiring the use of funeral parlors on an island other than where death has occurred.

Comparative Statistical Information

Calendar Year End	No. of Deaths in State of HI	No. of Deaths in Oahu	Services Performed by the Company	Percent of Services by Company as to No. of Deaths in Oahu
1990 1991 1992 1993 1994 1995 1996 1997 1998 1999 2000	7,056 6,486 7,173 7,570 7,531 7,795 8,148 8,016 8,297 8,369 8,512	5,253 4,930 5,317 5,689 5,588 5,834 5,557 5,856 6,058 6,136 6,129	980 980 1,011 1,114 1,091 1,043 1,151 1,050 1,063 1,100 1,103	18.66% 19.88% 19.01% 19.58% 19.52% 17.88% 20.71% 17.93% 17.54% 17.93% 18.00%

In most cases, a substantial portion of the business of a mortuary is from an ethnic group it principally serves. Historically, a substantial portion of the Company's total services were for families of Japanese ancestry.

The larger mortuaries on the Island of Oahu and the ethnic groups which they are believed to serve primarily are as follows:

Name	Ethnic Groups Served
Williams Mortuary

Hosoi Garden Mortuary

Borthwick Mortuary

Hawaiian Memorial Park

Mililani Memorial Park & Mortuary

Leeward Funeral Home

Valley of the Temples Mortuary

(also operating Kukui, Nuuanu

and Diamond Head Memorial Parks)

Caucasian Japanese Caucasian and Chinese Mixed and Japanese Mixed (Filipino and Japanese) Mixed Japanese, Chinese and Caucasian

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

Thirty-two (32) persons were employed by the Company for the fiscal year ended May 31, 2001. Seventeen (17) persons were employed full-time and fifteen (15) persons were employed part-time.

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

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi Trust ("Trusts") under a fifteen-year lease that expires on October 31, 2014. The lease provides for an annual base rent of $112,200 for the period from November 1, 1999 to October 31, 2004, and annual base rent of $132,000 for the period from November 1, 2004 to October 31, 2009. Additionally, the lease provides for the payment of percentage rent on the Company's annual gross revenues. The Company is also responsible for the payment of real property taxes on the portion of the land owned by the Trusts. Total rental expense was $134,601 and $216,776 in fiscal years 2001 and 2000, respectively.

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

No substantial addition or changes in the real property or improvements of the Company were made during the fiscal year ended May 31, 2001.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to Vote of Security Holders

On January 21, 2001, the annual meeting of the shareholders was held. According to the Company's stock transfer agent Continental Stock Transfer & Trust Co., the total shares issued, outstanding and entitled to vote were 1,662,731. The total shares present in person and proxy were 1,037,881 (62.42%).

The election of three directors and the election of an auditor were submitted to a vote of the shareholders. Of the total shares present in person and proxy, the following vote of the shareholders was taken:

Election of Class A Directors (3 year term)

Name	For	Against	Abstain
Clifford Hosoi Ricky Manayan Rene Mansho	1,032,696 (62.11%) 1,030,556 (61.98%) 1,024,306 (61.60%)	5,185 7,325 13,575

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2004 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)

Name	For	Against	Abstain
Endo & Company, CPA (Jack Y. Endo)	1,035,756 (62.29%)	1,400	725

PART II

ITEM 5. Market for Common Stock and Related Shareholder Matters

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market. During the fiscal year ended May 31, 2001, the Company redeemed 23,205 shares as follows:

No. of Shares	Redemption Price
23,205	$4.00

There were 1,557 record holders of common stock as of May 31, 2001.

A cash dividend has been declared and paid once a year since 1969. The dividend for the year ended May 31, 2000, which was declared on October 19, 2000, was $.045 per share, and was paid to shareholders in January 2001.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth items from Hosoi Garden Mortuary, Inc.'s statements of income as percentages of net revenues:

Years Ended May 31,
2001	2000
Total revenues	100.0%	100.0%
Cost of revenues	68.7%	71.2%
Gross profit	31.3%	28.8%
Selling, general and administrative expenses	30.6%	27.7%
Operating income	.7%	1.1%
Other income (expenses)	9.0%	6.9%
Income before income taxes	9.7%	8.0%
Provision for income taxes	3.2%	2.3%
Income before equity in earnings of Garden Life Plan, Ltd. (GLP)	6.5%	5.7%
Equity in earnings of GLP, net	-	-
Net income	6.5%	5.7%

Results of Operations

Total Revenues

The Company's revenues decreased by $123,283 in 2001 over 2000. The decrease of 4.5% is principally attributable to an overall decrease in the total number of services performed from 1,109 in 2000 to 1,067 in 2001, which is a decrease of 3.8%. In addition the number of pre-need funeral services which generate a lower average price, decreased from 451 in 2001 to 459 in 2000, which is a decrease of 1.8%

Pre-need funeral services accounted for 43.0% of total revenues in 2001 and 40.1% in 2000. The Company expects that the total number of pre-need funeral services will account for between 45% to 50% of total services within the next five years. The Company expects to mitigate the reduction in revenues from this expected increase in pre-need funeral services by a combination of marketing additional merchandise sales to its pre-need customers and marketing its at-need services to ethnic groups which currently comprise a minor part of its at-need services revenues. In addition, the Company expects to construct its own crematory to reduce the cost of its cremation services which is currently provided by an outside crematory.

The continued affiliation with Woolsey Funeral & Cemetery Services, Inc., described in ITEM 1. Description of Business, is a revenue source from a segment of the community which was not previously served by the Company. This affiliation with Woolsey is expected to provide an additional revenue source from an ethnic group (Polynesian) which currently contributes only a minor part of the Company's revenues.

The Company's operating expenses increased in 2001 over 2000 as a result of increases in professional services and advertising expenses, which were partially offset by decreases in lease rent and real property tax expenses. The Company's operating expenses is expected to increase as a result of the Company's continued plans for the upgrade of its facilities and personnel as follows:

1. Upgrade and train professional staff to meet the current market demands and changing the nature of customer preferences. The current trend indicates that families are having smaller services with lower priced merchandise.

2. Upgrade the facilities to provide the capacity to provide multi-cultural services and to service the expected increase in pre-need funeral services.

3. Establishment of a pre-need authority or purchase the 50% share of the Company's partner in Garden Life Plan, Ltd.

4. Construction of an on-site crematory.

Operating results for fiscal 2002 will be adversely affected if revenues do not increase in relation to the increase in operating expenses. The expected increase in the number of pre-need funeral services will limit the growth of revenues if the Company's facilities and personnel are not upgraded to enable it to increase the capacity of its facilities. The upgrade of the Company's facilities and personnel is expected to mitigate the effects of the increase in pre-need funeral services.

Gross Profit

Gross profit increased from $783,954 in 2000 to $814,003 as a result of an increase in the profit margin from 28.8% in 2000 to 31.3% in 2001. The 2.5% increase in the gross profit margin is attributable to a decrease in lease rent and real property tax expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased from $755,008 in 2000 to $795,220 in 2001. As a percent of revenues SG&A expenses were 27.7% and 30.6% in 2000 and 2001, respectively. The increase is primarily attributable to increases in professional services and advertising expenses.

It is expected that professional services and advertising expenses will increase in the short term as the Company attempts to market its services to customers from ethnic groups not currently served and seeks legal and accounting services relating to issues concerning expansion of its facilities and establishment of its own pre-need authority or the purchase of the 50% share of Garden Life Plan, Ltd. which is currently owned by Hawaii Memorial Park Cemetery.

Equity in Earnings of Garden Life Plan, Ltd.

The financial audit of Garden Life Plan, Ltd. (GLP) for its year ended May 31, 2001 was not completed by the filing deadline for Hosoi Garden Mortuary, Inc.'s Form 10-KSB. In addition, the auditor's report on the Company's financial statements for its year ended May 31, 1999 was recalled by the Company's auditor because of the resignation of GLP's auditor before the completion of the audit of GLP's financial statements for its year ended May 31, 1999. The resignation of GLP's auditor resulted principally because of a disagreement over the accounting for the recognition of revenues on the financial statements of GLP.

A successor auditor has been retained by GLP for the audit of its financial statements for the years ended May 31, 1999, 2000 and 2001. The issues regarding the revenue recognition policies have been resolved and the auditor's report on GLP's financial statements for its years ended May 31, 1999 and 2000 is expected to be issued soon. It is expected that the new revenue recognition policies of GLP will result in a substantial charge to its retained earnings and will adversely affect continuing income. As a result, the carrying value of GLP on the Company's financial statements will also be reduced.

It is expected that the audit of GLP's financial statements for the year ended May 31, 2001 will be completed soon after the issuance of its financial statements for its years ended May 31, 1999 and 2000. The Company's Form 10-KSB for 1999, 2000 and 2001 will be amended after issuance of GLP's audited financial statements.

Income Taxes

The Company's effective income tax rate was 32.6% in 2001 and 29.0% in 2000.

Liquidity and Capital Resources

Total working capital was $1,930,453 at May 31, 2001 and $1,954,141 at May 31, 2000. Working capital ratio was 4.9:1 at May 31, 2001 and 5.5:1 at May 31, 2000. The decrease in the working capital and working capital ratio was a result of increases in accounts payable and accrued liabilities relative to the increase in total current assets.

Securities available-for-sale increased to $928,668 in 2001 from $891,482 in 2000 as a result of an increase in the market value of the Company's investments.

Securities Held-to-Maturity increased to $888,846 in 2001 from $876,950 in 2000 as a result of the reinvestment of earnings.

At the end of 2001, the Company did not have any long-term debt. The Company expects that cash flows from operations, its cash reserves and earnings on its investments will be adequate to meet the Company's cash requirements in the foreseeable future.

Dividends paid were $74,826 in 2001 and $101,024 in 2000, which represents dividends of $.045 and $.06 per share in 2001 and 2000, respectively. The decrease of $26,198 in the total dividends in 2001 over 2000 is a result of the decrease in the shares outstanding as a result of the repurchase of shares by the Company and the reduction in the per share dividend paid.

Cash outflows for the acquisition of the Company's shares were $95,640 in 2001 and $64,834 in 2000. The Company expects that future acquisitions will be in the range of $75,000 to $100,000 per year.

Year 2000

The following summarizes the Company's Year 2000 disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

State of Readiness

The Company did not have a formal Year 2000 readiness program, however, the Company's Treasurer was assigned the task of the assessment of the Company's exposure to the Y2K problem, the implementation of any required remediation and the testing and validation of its remediation efforts.

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

ITEM 7. Financial Statements

The attached independent auditor's report on the balance sheets as of May 31, 2001 and 2000 and the statements of income, cash flows and changes in shareholders' equity for the two fiscal years then ended, expressed a qualified opinion because the Company's auditors are unable to complete their audits because the audit of the financial statements of Garden Life Plan, Ltd., the Company's significant subsidiary, have not been completed because of the issues discussed under the caption Equity in earnings of Garden Life Plan, Ltd. in ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on pages 15 and 16 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company are set forth below.

Directors Whose Terms Expired in 2001 and Who Were Elected to Terms Expiring in 2004

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

Directors Whose Terms Expire in 2003

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

Elaine Nakamura has been employed by the Company since 1963. She is the secretary of the Company.

Directors and Executive Officers of the Company

Name	Age	Office	Director Since	Family Relationship	Yrs. Employed
Sadako Hosoi	84	Director / Chairperson Emeritus	1957	Mother of Julie S. Shimonishi, Director, Clifford Hosoi, Director and President, and Anne Tamori, Director and Vice President
Rene Mansho	52	Director / Chairperson of the Board	1993	None	0
Clifford Hosoi	52	Director / President	1991	Son of Sadako Hosoi, Brother of Julie S. Shimonishi and Anne Tamori	21
Julie S. Shimonishi	55	Director	1979	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Anne T. Tamori	Part-time since 1996
Ricky C. Manayan	42	Director	1995	None	0

Name	Age	Office	Director Since	Family Relationship	Yrs. Employed
Berton T. Kato	53	Director	1996	None	0
Robert Kuwahara	54	Director	1995	None	0
Glenn Suetsugu	52	Director	1999	None	0
Anne T. Tamori	54	Director / Vice President	1994	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Julie S. Shimonishi	23
Elaine Nakamura	63	Secretary	1972	None	37
David Fujishige	53	Vice President	1994	None	12
Keith Numazu	39	Treasurer	1994	None	8

(1) None of the directors of the Company is a director of an investment company or another company registered under the Securities Exchange Act of 1934. All officers serve at the pleasure of the Board of Directors.

Certain Reports

The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file Forms 3 or 4 during the fiscal year ended May 31, 2001, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule 13D.

ITEM 10. Executive Compensation

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 2001.

Summary Compensation - Annual Compensation

Name and Position	Year ended May 31	Salary	All Other Compensation
Clifford Hosoi President / Chief Executive Officer	1999 2000 2001	$52,961 $64,788 (2) $71,477	$8,098 (1) $8,987 (3) $8,303 (4)

(1) Amount shown includes $2,355 contributed to the Company's Money Purchase Pension Plan, $3,668 contributed to the Company's Profit Sharing Plan and $2,075 fees paid as a director.

(2) Amount shown includes retroactive pay of $7,292.

(3) Amount shown includes $3,239 contributed to the Company's Money Purchase Pension Plan, $4,248 contributed to the Company's Profit Sharing Plan and $1,500 fees paid as a director.

(4) Amount shown includes $3,209.29 contributed to the Company's Money Purchase Pension Plan, $3,944.05 contributed to the Company's Profit Sharing Plan and $1,150 fees paid as a director.

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

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The Company's total contributions shall not exceed the amount allowable by income tax regulations. The amounts charged against income for the profit-sharing plan in 2001 and 2000 were $40,000 in each year. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

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

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan in 2001 and 2000 were $32,548 and $33,845 respectively.

The investment decision for the money purchase plan is formulated by a registered investment advisor through Smith Barney, Inc.

ITEM 11. Security Ownership of Certain Beneficial Owners & Management

A. Principal Shareholders

The Herman S. Hosoi Trust, whose trustees are Sadako Hosoi and Julie S. Shimonishi, and the Hosoi Family Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustee Julie S. Shimonishi, are the only persons who own of record or are known to the Company to own beneficially more than five percent of the common shares of the Company as of May 31, 2001. Certain information about the holders is set forth below.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.60%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	General Partner of the Hosoi Family Limited Partnership, as Trustee of the Hosoi Family Voting Trust	160,250	9.72%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA	8,000	0.49%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Direct	52,534	3.19%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Total	379,034	22.98%

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Sadako Hosoi 30 N. Kukui Street Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.60%
Common	Sadako Hosoi 30 N. Kukui Street Honolulu, HI 96817	Settlor of the Hosoi Family Voting Trust and limited partner of the Hosoi Family Limited Partnership	160,250	9.72%
Common	Sadako Hosoi 30 N. Kukui Street Honolulu, HI 96817	Total	318,500	19.31%
Common	Herman S. Hosoi Trust Sadako Hosoi and Julie S. Shimonishi, Trustees 30 N. Kukui Street Honolulu, HI 96817	Direct	158,250	9.60%
Common	Hosoi Family Limited Partnership (1) 30 N. Kukui Street Honolulu, HI 96817	Direct	160,250	9.72%

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

B. Directors and Executive Officers

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 2001 is set forth below.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Julie S. Shimonishi	379,034 (2)	22.98%
Common	Sadako Hosoi	318,500 (3)	19.31%
Common	Clifford Hosoi	52,532 (4)	3.19%
Common	Anne T. Tamori	56,534 (5)	3.43%
Common	All directors and officers as a group (12 persons) (6)	488,100	29.60%

(1) The address of each person is 30 N. Kukui Street, Honolulu, Hawaii 96817.

(2) Includes:

52,534 shares (3.19%)	as to which Ms. Shimonishi exercises sole voting and investment powers;
8,000 shares (0.49%)	as to which Ms. Shimonishi exercises sole voting and investment powers as Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA;
158,250 shares (9.60%)	as to which Ms. Shimonishi and Sadako Hosoi share voting and investment powers as trustees of the Herman S. Hosoi Trust; and
160,250 shares (9.72%)	as to which Ms. Shimonishi, as trustee of the Hosoi Family Voting Trust, has voting and investment powers over the shares owned by the Hosoi Family Limited Partnership.

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

(4) Voting and investment powers exercised solely.

(5) Includes:

52,534 shares (3.19%)	as to which Ms. Tamori exercises sole voting and investment powers;
4,000 shares (0.24%)	as to which Ms. Tamori exercises sole voting and investment powers for Ryan Tamori under HUGMA;

(6) Rene Mansho, Ricky C. Manayan, Berton T. Kato, Robert Kuwahara and Glenn Suetsugu, who are currently serving as directors, and Elaine Nakamura, David Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.

ITEM 12. Certain Relationships and Related Transactions

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts), which own a 13% and 12% interest in the land. The terms of the lease agreement between the Company and the Trust are described in ITEM 2- Description of Property.

PART IV

ITEM 13. Exhibits and Reports on Form 8-K

A. Exhibits.

Except as noted, the following exhibits were previously filed on August 31, 1981, as exhibits to Form 10-K for the fiscal year ended May 31, 1981, for the Company and are incorporated herein by reference:

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation and Succession
(3)	Articles of Association and ByLaws
	(a) Articles of Association, Affidavit of Officers and Supplemental affidavit of incorporation filed May 31, 1957	(1) Amendments	(i) January 18, 1962 (ii) January 16, 1963 (iii) February 3, 1972 (iv) February 2, 1977 (v) March 31, 1978 (vi) July 23, 1993 (fn1)
	(b) By Laws dated May 31, 1957	(1) Amendments	(i) January 30, 1972 (ii) March 31, 1978
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a) Equity securities: Articles of Association and Affidavit of Officers, Certificate of Amendment filed January 16, 1963, in the Hawaii Department of Regulatory Agencies
(b) Debt securities: Not applicable.

(9)	Voting Trust Agreement
Hosoi Family Voting Trust Agreement dated December 30, 1994, between Sadako Hosoi, as settlor, and Julie S. Shimonishi, as trustee, covering 160,250 shares owned by the Hosoi Family Limited Partnership. (fn5)
(10)	Material Contracts
(i) Lease between the Company, as lessee, and Sadako Hosoi and Julie Sakaye Shimonishi, as trustees of the Herman S. Trust, and Clifford Isamu Sadao Hosoi, Anne Ume Toyo Tamori and Julie Sakaye Shimonishi, as trustees under the Hosoi-Tamori-Shimonishi Trust, as lessor, dated as of July 10, 1990. (fn2)
(ii) Deed conveying the interest of the late Herman Hosoi to the Trustees of the Herman S. Hosoi Trust, dated February 27, 1978.
(iii) Profit-sharing Plan. (fn3)
(iv) Annuities. (fn3)
(v) Amendment to profit-sharing plan. (fn4)

(fn1) Filed August 30, 1993, as an exhibit to the Annual Report on Form 10-KSB for the year ended May 31, 1993.

(fn2) Filed August 28, 1990, as an exhibit to the Annual Report on Form 10-K for the year ended May 31, 1990.

(fn3) Filed August 30, 1984, as Exhibit 19 to the Annual Report on Form 10-K for the year ended May 31, 1984.

(fn4) Filed August 30, 1985, as Exhibit 19 to the Annual Report on Form 10-K for the year ended May 31, 1985.

(fn5) Filed August 30, 1995, as an exhibit to this Annual Report on Form 10-KSB for the year ended May 31, 1995.

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

B. Reports on Form 8-K

The Company filed the following report on Form 8-K in the last quarter of the year ended May 31, 2001:

Form 8-K (Current Report) dated March 13, 2001, was filed with the U.S. Securities and Exchange Commission on March 29, 2001, and reported the following:

(i)	the issuer's Form 10-KSB (Annual Report) for the fiscal year ended May 31, 1999 was amended to note that the audit report of the financial statements of the Company's subsidiary, Garden Life Plan, Ltd. (GLP), should not have been included in the initial filing of the Annual Report because the report of GLP's auditors was issued in draft form;
(ii)	the Company's auditor has reissued its report on the Registrant's financial statements as of and for the year ended May 31, 1999;
(iii)	the Registrant's equity in earnings of GLP for the fiscal year ended May 31, 1999 is not reflected in the table on page 7 of the Amended Annual Report which sets forth the Company's statements of income and comprehensive income as percentages of total revenues;
(iv)	the report on GLP's financial statements as of and for the year ended May 31, 1999 has not been completed because of a disagreement with GLP's former auditors over recognition of revenue of the initial 30% of each funeral plan sold and the consolidation of the financial statements of GLP and Garden Life Plan Trust (GLFPT);
(v)	GLP has retained new auditors for the audit of its financial statements for the year ended May 31, 1999 and it is expected that the successor auditor will be able to resolve the issues with respect to the accounting for the recognition of revenues and the consolidation of the financial statements of GLP and GLFPT;
(vi)	although it is not known what, if any, adjustments to GLP's revenues, previously recorded, will be proposed by GLP's new auditors, deferral of the initial 30% of each funeral plan sold could result in a substantial charge to the Company's retained earnings; and
(vii)	after completion of the audit of GLP's financial statements, the Company's financial statements for 1999 will be restated and another amended Form 10-KSB will be filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Honolulu, Hawaii, September 13, 2001.

HOSOI GARDEN MORTUARY, INC.

By CLIFFORD HOSOI, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB for the year ended May 31, 2001, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

Dated: September 13, 2001

RENE MANSHO, Director and Chairperson of the Board of Directors

CLIFFORD HOSOI, Director, President and Chief Executive Officer

SADAKO HOSOI, Director

BERTON T. KATO, Director

ROBERT KUWAHARA, Director

RICKY C. MANAYAN, Director

JULIE S. SHIMONISHI, Director

ANNE T. TAMORI, Director

GLENN SUETSUGU, Director

REPORT OF CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders

Hosoi Garden Mortuary, Inc.

We have audited the accompanying balance sheets of

HOSOI GARDEN MORTUARY, INC.

as of May 31, 2001 and 2000, and the related statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were unable to obtain audited financial statements supporting the Company's investment in Garden Life Plan, Ltd. (GLP) stated at $2,090,156 at May 31, 2001 and 2000, or its equity in earnings of GLP for its years ended May 31, 2001 and 2000; nor were we able to satisfy ourselves about the carrying value of the investment or the equity in its earnings by other auditing procedures.

Since the Company's investment in GLP and the equity in its earnings materially affect the determination of financial position, results of operations and cash flows, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.

ENDO & COMPANY

Honolulu, Hawaii

August 20, 2001

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEETS

_ _ _ _ _ _ _ _ _ _ _ _

May 31, 2001 and 2000

	2001	2000
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note 1 and 4)	$ 980,416	$ 828,818
Available-for-sale securities, at market (Notes 1 and 5)	928,668	891,482
Accounts receivable, less allowance of $61,051 and $67,110	269,000	300,506
Income tax receivable	-	50,956
Inventories (Note 1)	160,775	223,674
Prepaid expense and others	52,026	58,353
Deferred income taxes (Note 6)	34,865	34,782
TOTAL CURRENT ASSETS	2,425,750	2,388,571

INVESTMENTS
Garden Life Plan, Ltd, (Notes 1 and 2)	2,090,156	2,090,156
Woolsey-Hosoi Mortuary Services, LLC (Note 3)	41,177	25,718
Cemetery plots	1,350	1,350
Held-to-maturity securities, at cost (Notes 1 and 5)	888,846	876,950
	3,021,529	2,994,174
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Notes 1 and 7)	1,420,366	1,467,067

OTHER ASSETS	132,508	112,987
TOTAL ASSETS	$7,000,153	$6,962,799

L I A B I L I T I E S
CURRENT LIABILITIES
Accounts payable (Note 8)	$ 329,952	$ 285,651
Accrued liabilities (Note 9)	159,790	148,779
Income taxes payable (Note 1)	5,555	-
TOTAL CURRENT LIABILITIES	495,297	434,430

DEFERRED INCOME TAXES (Note 6)	152,489	161,166

S T O C K H O L D E R S ' E Q U I T Y
CAPITAL CONTRIBUTED (Note 11)
Common stock, par value $.20 per share; authorized 3,626,000 shares, issued 2,187,140 shares	437,428	437,428
Less 327,274 and 304,069 reacquired shares	(65,675)	(61,034)
TOTAL CAPITAL CONTRIBUTED	371,753	376,394

RETAINED EARNINGS	6,005,162	6,001,185

ACCUMULATED OTHER COMPREHENSIVE INCOME, net of applicable deferred income taxes (Note 1 and 5)	56,734	70,906

TREASURY STOCK, 223,785 shares, at cost (Note 11)	(81,282)	(81,282)

TOTAL STOCKHOLDERS' EQUITY	6,352,367	6,367,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,000,153	$ 6,962,799

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

	2001	2000
Revenues
Funeral services	$ 2,159,005	$ 2,149,351
Sale of urns and other items	443,323	576,260
Total revenues	2,602,328	2,725,611
Cost of revenues	1,788,325	1,941,657
Gross profit	814,003	783,954

Selling, general and administrative expenses
Salaries and wages	274,493	276,930
Professional services	263,780	222,567
Profit-sharing and pension fund contributions (Note 12)	72,548	73,845
Advertising	58,833	41,160
Taxes and licenses	29,816	29,672
Others	95,750	110,834
Total selling, general and administrative expenses	795,220	755,008

Operating income	18,783	28,946

Other income and (expenses)
Interest, dividends, and others (Note 14)	256,512	204,930
Interest and others	(23,178)	(15,869)
Total other income and (expenses)	233,334	189,061

Income before income taxes and equity in earnings of Garden Life Plan, Ltd.	252,117	218,007

Income taxes (Note 10)	82,315	63,253

Income before equity in earnings of Garden Life Plan, Ltd.	169,802	154,754

Equity in earnings of Garden Life Plan, Ltd., net of deferred taxes (Notes 2 and 6)	-	-

Net income	169,802	154,754

Other comprehensive income, net of taxes
Net unrealized losses on available-for-sale securities	(14,172)	(13,522)

Comprehensive income	$ 155,630	$ 141,232

Average number of shares common stock outstanding	1,647,114	1,659,286

Earnings per common share (Note 1)	$ .09	$ .09

Dividends per common stock	$ .045	$ .06

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

			Accumulated
			Other
	Capital	Retained	Comprehensive	Treasury
	Contributed	Earnings	Income	Stock	Total
Balance, May 31, 1999	$ 379,445	$ 6,009,238	$ 84,428	$(81,282)	$6,391,829
Net income	--	154,754	--	--	154,754
Reacquired common stock	(3,051)	(61,783)	--	--	(64,834)
Cash dividend paid $.06 per share	--	(101,024)	--	--	(101,024)
Increase in net unrealized gains (loss) on available-for-sale securities, net of taxes	--	--	(13,522)	--	(13,522)
Balance, May 31, 2000	376,394	6,001,185	70,906	(81,282)	6,367,203
Net income	--	169,802	--	--	169,802
Reacquired common stock	(4,641)	(90,999)	--	--	(95,640)
Cash dividend paid $.045 per share	--	(74,826)	--	--	(74,826)
Increase in net unrealized gains (loss) on available-for-sale securities, net of taxes	--	--	(14,172)	--	(14,172)
Balance, May 31, 2001	$ 371,753	$6,005,162	$ 56,734	$(81,282)	$6,352,367

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 169,802	$ 154,754
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	59,282	65,929
Realized Gain on sale of investments securities, net	(40,928)	(13,386)
Loss on disposal of equipment	--	1,250
(Decrease)increase in allowance for doubtful accounts	(6,059)	4,400
Partnership income	(36,459)	(20,873)
Cash value of life insurance policies	(13,899)	(2,669)
Deferred income taxes	(83)	(828)
(Increase) decrease in certain assets
Accounts receivable	37,565	16,547
Income tax receivable	50,956	(42,882)
Inventories	62,899	(79,700)
Prepaid expenses and others	6,327	512
(Decrease) increase in certain liabilities
Accounts payable	44,301	25,680
Accrued liabilities	11,011	17,063
Income taxes payable	5,555	--
NET CASH PROVIDED BY OPERATING ACTIVITIES	350,270	125,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,581)	(28,154)
Proceeds from sale of investment securities	1,915,648	929,787
Purchase of investment securities	(1,946,651)	(969,983)
Distributions from Woolsey-Hosoi Mortuary Services, LLC	21,000	17,500
Increase in cash value of life insurance policies	(5,622)	(8,433)
NET CASH USED IN INVESTING ACTIVITIES	(28,206)	(59,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reacquired common stock	(95,640)	(64,834)
Cash dividends paid	(74,826)	(101,024)
NET CASH USED IN FINANCING ACTIVITIES	(170,466)	(165,858)

NET INCREASE (DECREASE)	151,598	(99,344)

CASH AND CASH EQUIVALENT, beginning of year	828,818	928,162

CASH AND CASH EQUIVALENT, end of year	$ 980,416	$ 828,818

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(1) Summary of significant accounting policies

Line of business - The Company is engaged in one line of business that consists principally of providing mortuary services in the State of Hawaii on the island of Oahu.

The significant accounting policies followed by the Company are summarized below.

Fair value of financial instruments - The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of current and non-current marketable securities were estimated based on quotes obtained from brokers for those or similar instruments. The fair value for long-term investments was estimated based on quoted market price at year end.

Cash and cash equivalents - For the purpose of the statements of cash flows, cash equivalents include certificates of deposit, money market accounts and highly liquid debt instruments with maturities of three months or less at the date of acquisition.

Investment securities - Management determines the appropriate classification of securities at the time of purchase. These investments are classified in three categories and accounted for as follows:

Debt securities that the company intends to hold to maturity are classified as securities held-to-maturity and reported at cost.

Debt and equity securities that are purchased and held for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in income.

Debt and equity securities not classified as securities held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses included in other comprehensive income. Securities available-for-sale will be used as part of the Company's asset management strategy and may be sold in response to changes in market values or the need for capital.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

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

Revenue and cost recognition - Revenues from at-need funeral services and pre-need funeral plan services are recognized upon completion of the final funeral ceremony. Revenues from at-need funeral services include professional service revenues which are included in Funeral services and sales of caskets, urns and other items are included in Sale of urns and other items. Revenues from pre-need services, which accounted for approximately 32.2% and 36.7% of funeral service revenues in 2001 and 2000, respectively, are accounted for in Funeral services since these plans are sold inclusive of the merchandise selected.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(1) Summary of significant accounting policies (continued)

Cost of sales and services includes all direct cost, including merchandise, labor and other related cost and indirect cost such as insurance, depreciation, supplies and indirect labor costs related to the performance and completion of at-need and pre-need funeral services.

Advertising - The Company follows the policy of charging the costs of advertising to operations as incurred.

Income taxes - Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the effects of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, deferred income taxes are measured by applying currently enacted tax laws.

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

Years Ended May 31, 2001 and 2000

(2) Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share in the underlying equity in the net assets, accounted for under the equity method of accounting for investments in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total price plus any sales tax or other charges are retained by GLP as its compensation. The balance is deposited with Pacific Century Trust Company, Limited to be held in trust.

The audit of the financial statements of GLP for the years ended May 31, 2000 and 1999 is in process. GLP 's financial statements for its year ended May 31, 2001 will be audited after the completion of the 2000 and 1999 audits.

It is expected that GLP's financial statements will include a charge for the overreporting of its revenues in prior years and that the charge could result in a substantial charge to the Company's retained earnings.

(3) Related party transactions

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution in Woolsey-Hosoi was $15,000. The Company received distributions of $21,000 and $17,500 for 2001 and 2000 respectively.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(3) Related party transactions (continued)

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. Revenues from services provided to Woolsey-Hosoi is reflected in net sales and services which amounted to $29,365 and $25,751 for the years ended May 31, 2001 and 2000, respectively. Included in accounts receivable is $6,728 and $4,619 of receivables from Woolsey-Hosoi for 2001 and 2000, respectively.

(4) Cash and cash equivalents

Cash and cash equivalents consist of the following:

	2001	2000
Cash on hand	$ 64,561	$ 5,654
Checking accounts	201,211	189,906
Savings accounts	531,577	512,531
Short-term investments	183,067	120,727
Total cash and cash equivalents	$ 980,416	$ 828,818

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(5) Investment securities

As of May 31, 2001 and 2000, the Company held investments in the following types of securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Market
May 31, 2001
Available-for-sale
Equity securities	$ 127,202	$ 8,379	$ 2,843	$ 132,737
Mutual funds	709,999	85,942	11	795,931
	837,201	94,321	2,854	928,668
Held-to-maturity
U.S. Treasury bills	888,846	349	569	888,626
Totals	$ 1,726,047	$ 94,670	$ 3,423	$ 1,817,294

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Market
May 31, 2000
Available-for-sale
Equity securities	$ 111,241	$ 17,502	$ 12,035	$ 116,708
Mutual funds	665,925	121,803	12,954	774,774
	777,166	139,305	24,989	891,482
Held-to-maturity
U.S. Treasury bills	818,351	21,447	1,262	838,536
Government notes	58,599	--	3,378	55,221
	876,950	21,447	4,640	893,757
Totals	$ 1,654,116,	$ 160,752	$ 29,629	$ 1,785,239

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(5) Investment securities (continued)

The maturities of all debt securities held at May 31, 2001 were as follows:

Available-for-Sale	Held-to-Maturity

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Within one year	$ --	$ --	$ 828,081	$ 828,336
After one year through five years	--	--	40,234	39,820
After five years	--	--	20,531	20,470
	$ --	$ --	$ 888,846	$ 888,626

The Company sold securities available-for-sale for $206,794 and $76,929 in 2001 and 2000, respectively. Reflected in earnings are gross realized gains of $56,172 and $23,082 and gross realized losses of $15,244 and $9,696 for 2001 and 2000, respectively. The cost of the securities sold was based on cost of all the shares of each such security held at the time of sale.

The unrealized holding gains on investment securities available-for-sale during the years ended May 31, 2001 and 2000, and reported as a separate component of Stockholders' Equity, are as follows:

	2001	2000
Unrealized holding gains, net of losses	$ 91,467	$ 114,316
Deferred income tax on the net unrealized holding gains	(34,733)	(43,410)
	$ 56,734	$ 70,906

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(6) Deferred income taxes

Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.

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

(7) Property and equipment

Property and equipment consist of:

	2001	2000
Land	$ 517,040	$ 517,040
Buildings	1,262,530	1,262,530
Land improvements	94,710	94,710
Equipment and vehicles	379,674	371,980
Total cost	2,253,954	2,246,260
Accumulated depreciation	833,588	779,193
Net property and equipment	$ 1,420,366	$ 1,467,067

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(7) Property and equipment (continued)

Aggregate depreciation charged to operations is as follows:

	2001	2000
Cost of revenues	$ 50,772	$ 59,365
Selling, general and administrative expenses	8,510	6,564
	$ 59,282	$ 65,929

(8) Funeral service deposits

Included in accounts payable is $33,731 of deposits made by ten individuals that the Company had collected from since 1969 for future services or purchase of merchandise. The payable of $33,731, including interest of $26,294 accrued to May 31, 2001, approximates fair value.

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

As of May 31, 2001, twenty-eight plans have been converted to GLP pre-need plans or refunded to the original depositor. The difference between the cost of plans converted and the amount of the available deposit is reflected as a charge to operations. Ten plans remain to be converted. No provision has been made for the cost of conversion of the remaining ten plans because of the uncertainty of whether the holders of the deposits will elect to convert to a GLP pre-need plan or elect to receive a refund.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(9) Accrued liabilities

Accrued liabilities consist of the following:

	2001	2000
Accrued bonus	$ 25,000	$ 21,250
Accrued wages payable	9,347	14,642
Payroll and general excise taxes	22,070	14,555
Profit-sharing and money-purchase plan contributions	72,548	73,845
Vacation and sick leave	30,825	24,487
Total accrued liabilities	$ 159,790	$ 148,779

(10) Income taxes

The provisions for income taxes (benefits) consist of the following:

	2001	2000
Current:
Federal	$ 71,295	$ 55,294
State	11,103	8,787
	82,398	64,081
Deferred:
Federal	(70)	(697)
State	(13)	(131)
	(83)	(828)
Total	$ 82,315	$ 63,253

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(10) Income taxes (continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	2001	2000
Federal income tax statutory rate	34.0%	34.0%
State income tax, net of tax benefit	3.0	2.5
Life insurance premiums, net of increase in cash value	(1.9)	(0.9)
Others, net	(2.5)	(6.6)
Effective tax rate	32.6%	29.0%

(11) Reacquired shares

Capital Contributed has been reduced for shares reacquired after June 30, 1987. Purchases of 23,205 and 15,255 reacquired shares in 2001 and 2000, respectively, exceeded the balance of additional paid-in capital and a charge of $90,999 and $61,783 for 2001 and 2000, respectively, were made to Retained Earnings for the cost of reacquired shares in excess of their par value.

The 223,785 shares reflected as Treasury Stock as of May 31, 1999 reflects the shares acquired before July 1, 1987.

(12) Retirement plans

The Company provides benefits to substantially all full-time employees with a defined contribution profit-sharing plan and a money-purchase pension plan. Both plans are non-contributory plans.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(12) Retirement plans (continued)

The money-purchase pension plan was adopted on June 1, 1990 and provides benefits to employees after one year of service and upon completion of 1,000 hours of service each year. The required contribution under this plan is five-percent of compensation of qualified employees.

Contribution to the defined contribution profit-sharing plan is discretionary up to a maximum of fifteen-percent of compensation of eligible employees after one year of service and upon completion of 1,000 hours of service each year.

Amounts charged against income for the retirement plans are as follows:

	2001	2000
Profit sharing	$ 40,000	$ 40,000
Money-purchase pension plan	32,548	33,845
	$ 72,548	$ 73,845

(13) Lease

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts) which respectively owns a 13% and 12% interest in the land. As a group, members of the Hosoi family own approximately 29.42% of the outstanding shares of the Company.

On October 31, 1999, the Company entered into a fifteen-year lease which expires on May 31, 2014. For the first five years of the agreement, the Company will pay the higher of $116,875 per year or percentage rent of 25% times 15% of gross annual revenues, as defined. For the second five year period, the Company will pay the higher of $137,499 per year or the percentage rent. For the third five year period, an appraisal of the property will be required to establish the base rent but in no event will the base rent exceed the greater of $208,332 per year or the percentage rent.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(13) Lease (continued)

In addition, the Company is responsible for the payment of real property taxes on the property owned by the Trust. Total rental expense was $134,601 and $216,776 in 2001 and 2000, respectively.

The future minimum lease payments under the lease at May 31, 2001 are as follows:

Amount
May 31,
2002	$116,875
2003	116,875
2004	116,875
2005	137,499
2006	137,499
Thereafter	412,497
$1,038,120

(14) Other income

Other income consists of the following:

	2001	2000
Interest	$ 134,702	$ 98,540
Capital gains and dividends	19,197	21,580
Net gain from sale of securities	40,928	13,386
Loss on disposal of property and equipment	-	(1,250)
Parking	23,620	31,311
Others	1,606	20,490
Partnership income	36,459	20,873
Total other income	$ 256,512	$ 204,930

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 2001 and 2000

(15) Cash flow supplementary disclosure

Cash payments for interest and income taxes were as follows:

	2001	2000
Interest	$ --	$ 268
Income taxes paid, net of refunds	$ 75,353	$ 116,511

(16) Concentrations of credit risk of financial instruments

The Company's cash, cash equivalents, short and long term investments are deposited with five local financial institutions. For the years ended May 31, 2001 and 2000, the Company had deposits in a financial institution in excess of the deposit insurance of $545,393 and $533,152, respectively.

The Company performs funeral services for deaths occurring principally on the island of Oahu located in the State of Hawaii. In the normal course of business the Company extends unsecured credit to its customers. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.