Form 10KSB/A
period 2001-05-31
HOSOI GARDEN MORTUARY INC
filed 2001-09-14
CIK 48544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Results of Operations

Total Revenues

The Company's revenues decreased by $123,283 in 2001 over 2000. The decrease of 4.5% is principally attributable to an overall decrease in the total number of services performed from 1,109 in 2000 to 1,067 in 2001, which is a decrease of 3.8%. In addition the number of pre-need funeral services which generate a lower average price, increased from 451 in 2000 to 459 in 2001, which is an increase of 1.8%

Pre-need funeral services accounted for 43.0% of total revenues in 2001 and 40.1% in 2000. The Company expects that the total number of pre-need funeral services will account for between 45% to 50% of total services within the next five years. The Company expects to mitigate the reduction in revenues from this expected increase in pre-need funeral services by a combination of marketing additional merchandise sales to its pre-need customers and marketing its at-need services to ethnic groups which currently comprise a minor part of its at-need services revenues. In addition, the Company expects to construct its own crematory to reduce the cost of its cremation services which is currently provided by an outside crematory.

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

On October 31, 1999, the Company entered into a fifteen-year lease which expires on October 31, 2014. For the first five years of the agreement, the Company will pay the higher of $112,200, plus general excise tax, per year or percentage rent of 25% times 15% of gross annual revenues, as defined. For the second five year period, the Company will pay the higher of $132,000, plus general excise tax, per year or the percentage rent. For the third five year period, an appraisal of the property will be required to establish the base rent but in no event will the base rent exceed the greater of $200,000, plus general excise tax, per year or the percentage rent.

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