Form 10QSB
period 2001-08-31
HOSOI GARDEN MORTUARY INC
filed 2001-10-16
CIK 48544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended: August 31, 2001
[ X ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period__________________to________________________
Commission file number: 0-2288
(Unaudited)
HOSOI GARDEN MORTUARY, INC.
(Exact name of small business issuer as specified in its charter)
	State of Hawaii	No. 99-0088064
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
	30 North Kukui Street (Corner of Nuuanu Avenue and Kukui Street, Honolulu, Hawaii)	96817
	(Address of principal executive office)	(Zip Code)
Issuer's telephone number, including area code: (808) 537 -3877
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

1,628,416 shares of Common Stock

Outstanding at August 31, 2001

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

To the Board of Directors

Hosoi Garden Mortuary, Inc.

We have reviewed the accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of August 31, 2001, and the related statements of income and comprehensive income and cash flows for the three months ended August 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hosoi Garden Mortuary, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications, except for the recognition of Equity in Earnings of Garden Life Plan, Ltd., as discussed in Note (4) to the financial statements, that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

October 15, 2001

/S/ ENDO & COMPANY

Honolulu, Hawaii

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEET

(Unaudited)

_ _ _ _ _ _ _ _ _ _ _

August 31, 2001
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note 2)	$1,785,975
Securities available-for-sale, at market (Note 3)	937,969
Accounts receivable, less allowance for doubtful accounts of $67,265	243,965
Inventories	149,027
Prepaid expenses and others	63,352
Deferred income taxes (Note 6)	37,248
TOTAL CURRENT ASSETS	3,217,536

INVESTMENTS
Garden Life Plan, Ltd. (Note 4)	2,090,156
Woolsey-Hosoi Mortuary Services, LLC (Note 5)	26,177
Cemetery plots	1,350
Securities held-to-maturity, at cost (Note 3)	90,027
2,207,710
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	1,414,732
OTHER ASSETS	136,336
TOTAL ASSETS	$6,976,314
LI A B I L I T I E S
CURRENT LIABILITIES
Accounts payable	$322,495
Accrued liabilities	107,745
Income tax payable	37,921
TOTAL CURRENT LIABILITIES	468,161
DEFERRED INCOME TAXES (Note 6)	133,739
TOTAL LIABILITIES	601,900

S T O C K H O L D E R S' E Q U I T Y
CAPITAL CONTRIBUTED (Note 10)
Common stock, par valve $.20 per share; authorized 3,625,000 shares, issued 2,187,140	437,428
Less 334,939 reacquired shares	(67,208)
TOTAL CAPITAL CONTRIBUTED	370,220
RETAINED EARNINGS	6,059,368
ACCUMULATED OTHER COMPREHENSIVE INCOME, net of deferred income taxes (Note 3 and 9)	26,108
TREASURY STOCK, 223,785 shares, at cost (Note 10)	(81,282)
TOTAL STOCKHOLDERS' EQUITY	6,374,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,976,314

See the accompanying Notes to Financial Statements

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Three Months Ended August 31, 2001 and 2000
	2001	2000
NET SALES AND SERVICES	$762,872	$716,869
COST OF SALES AND SERVICES	470,543	442,562
GROSS PROFIT	292,329	274,307
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	194,681	187,335
OPERATING INCOME	97,648	86,972
OTHER INCOME(EXPENSES)
Parking, dividends, interest and miscellaneous income	33,685	67,800
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.	131,333	154,772
INCOME TAXES (Note 7)	48,483	56,471
INCOME BEFORE EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.	82,850	98,301
EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD., net of deferred income taxes (Note 4)	-	-
NET INCOME	82,850	98,301
OTHER COMPREHENSIVE INCOME, net of deferred income taxes
Net unrealized gains(losses) on available-for-sale securities	(30,626)	17,670
COMPREHENSIVE INCOME	$52,224	$115,971
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 8)	1,631,076	1,657,444
EARNINGS PER COMMON SHARE (Note 8)	$0.03	$0.07

See the accompanying Notes to Financial Statements

HOSOI GARDEN MORTUARY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Three Months Ended August 31, 2001 and 2000
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$82,850	$98,301
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16,835	16,835
Gain on sale of securities	(1,556)	(20,547)
Undistributed earnings of affiliates	-	-
Increase in allowance for doubtful accounts	6,214	7,500
Increase in cash value of life insurance policies	(1,017)	(1,369)
Increase in deferred income taxes	(2,383)	(2,849)
(Increase)decrease in certain assets:
Accounts receivable	18,821	65,843
Income tax receivable	-	50,956
Inventories	11,748	22,281
Prepaid expenses and others	(11,327)	(24,436)
(Decrease)increase in certain liabilities:
Accounts payable	(7,457)	(2,445)
Accrued liabilities	(52,045)	18,188
Income taxes payable	32,366	3,857
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,049	232,115
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,201)	(3,432)
Purchase of securities	(143,539)	(876,726)
Proceeds from sale of securities	885,238	854,420
Payment of premiums on life insurance policies	(2,811)	(1,406)
Distribution from investment in WHMS, LLC	15,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	742,687	(27,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares reacquired	(30,660)	(14,025)
Dividends rebate	483	-
NET CASH USED IN FINANCING ACTIVITIES	(30,177)	(14,025)
NET INCREASE IN CASH	805,559	190,946
CASH, beginning of period	980,416	828,818
CASH, end of period	$1,785,975	$1,019,764

See the accompanying Notes to Financial Statements4

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2001 and 2000

(1) Basis of presentation

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification - Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

(2) Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(3) Investment securities

On August 31, 2001, the Company held investments in the following types of securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Equity securities	$179,515	$2,619	$18,538	$163,596
Mutual funds	716,363	58,010	-	774,373
	895,878	60,629	18,538	937,969
Held-to-maturity
U.S. Treasury bills	90,027	1,203	2,169	89,061
Totals	$985,905	$61,832	$20,707	$1,027,030

The maturities for all debt securities held on August 31, 2001 were:
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within 1 year	$ -	$ -	$ -	$ -
After 1 year through 5 years	-	-	47,134	45,389
After 5 years	-	-	42,893	43,672
	$ -	$ -	$90,027	$89,061

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2001 and 2000

(3) Investment securities (continued)

The Company sold available-for-sale and held-to-maturity securities for $885,238 and $854,420 in 2001 and 2000, respectively. The net realized gain of $1,556 and $20,547 in 2001 and 2000, respectively, is reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each security held at the time of sale

.

The unrealized holding gains on investment securities available-for-sale as of August 31, 2001, reported as a separate component of Stockholders' Equity are as follows:

Unrealized holding gains, net of losses	$42,091
Deferred income tax on net unrealized holding gains	15,983
$26,108

(4) Garden Life Plan, Ltd.

Investment in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share, accounted for under the equity method of accounting for investment in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

GLP retains all payments received from the sale of pre-need funeral plans up to 30% of the total price plus any sales tax or other charges as its compensation. The balance is deposited in its trust funds at Pacific Century Trust. GLP is entitled to all earnings from the funds held in trust.

Earnings of GLP are not reflected in these financial statements because the audit of GLP's financial statements for the years ended May 31, 2001, has not been completed.

Interim earnings of GLP will be reported after completion of GLP's audit of its financial statements for the year ended May 31, 2001.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2001 and 2000

(5) Woolsey-Hosoi Services, LLC

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, facilities use and related charges. The revenues from Woolsey-Hosoi are reflected in Net sales and services, which amounted to $4,500 or 0.6% and $8,026 or 1.1% of Net sales and services in 2001 and 2000, respectively.

(6) Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from recognition of unrealized gains, net of losses, on securities for financial statement purposes, recognition of gains or losses when securities are sold for income tax purposes, and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends. On August 31, 2001, the Company's retained earnings included approximately $2,089,656 of undistributed earnings of Garden Life Plan, Ltd.

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and of the direct write-off method for income tax purpose and the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid.

(7) Income taxes

The provision for income taxes consists of the following:

	2001	2000
Federal:
Current	$43,234	$51,672
Deferred	(2,005)	(2,397)
	41,229	49,275

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2001 and 2000

(7) Income taxes (continued)
	2001	2000
State:
Current	7,632	7,648
Deferred	(378)	(452)
	7,254	7,196
Total	$48,483	$56,471

(8) Earnings per share

Earnings per common share have been computed on the basis of a weighted average of outstanding shares of 1,631,076 for 2001 and 1,657,444 for 2000.

(9) Comprehensive income

In the year ended May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.

(10) Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value have been charged to additional paid-in capital.

The 223,785 shares reflected as Treasury Stock as of August 31, 2001 and 2000, reflect shares acquired before July 1, 1987.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 2001.

The working capital and working capital ratio at August 31, 2001 reflected strong liquidity as follows:

Working capital	$2,749,375
Working capital ratio	6.9:1

Changes in results of operations

Net Sales and Services - Net sales and services in 2001 increased by 6.4% from 2000. The increase resulted principally from increase in number of services.

Cost of Sales and Services - Cost of sales and services as a percent of net sales remain stable at 61.7% in 2001 and 2000.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales, decreased to 25.5% in 2001 from 26.1% in 2000, principally as a result of the increase in revenues

Income Taxes - The effective income tax rate is 36.9% for 2001 and 36.5% for 2000.

Other Income (Expense) - Other income as a percent of net sales and services decreased to 4.4% in 2001 from 9.5% in 2000. The decrease is a result of decreases in interest income and gains on sale of securities.

HOSOI GARDEN MORTUARY, INC.

PART II - OTHER INFORMATION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2001 and 2000

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

HOSOI GARDEN MORTUARY, INC.
(Small business issuer)

Date: October 15, 2001	/S/ Clifford S. Hosoi
Clifford S. Hosoi, President