Form 10QSB
period 2001-11-30
HOSOI GARDEN MORTUARY INC
filed 2002-01-17
CIK 48544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended: November 30, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period__________________to________________________
Commission file number: 0-2288
(Unaudited)
HOSOI GARDEN MORTUARY, INC.
(Exact name of small business issuer as specified in its charter)
	State of Hawaii	No. 99-0088064
	(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)
	30 North Kukui Street (Corner of Nuuanu Avenue and Kukui Street, Honolulu, Hawaii)	96817
	(Address of principal executive office)	(Zip Code)
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

Yes __X___ No _______

1,625,916 shares of Common Stock

Outstanding at November 30, 2001

HOSOI GARDEN MORTUARY, INC.

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

CONTENTS

_ _ _ _ _ _ _

DISCLAIMER OF OPINION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

To the Board of Directors

Hosoi Garden Mortuary, Inc.

The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of November 30, 2001, and the related statements of income and comprehensive income and cash flows for the six-months ended November 30, 2001 and 2000, were not audited by us and accordingly, we do not express an opinion on them.

January 7, 2002

/S/ ENDO & COMPANY

Honolulu, Hawaii

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEET

_ _ _ _ _ _ _ _ _ _ _

November 30, 2001
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note 2)	1,581,137
Securities available-for-sale, at market (Note 3)	956,124
Accounts receivable, less allowance for doubtful accounts of $74,765	274,255
Inventories	168,986
Prepaid expenses and others	46,790
Deferred income taxes (Note 6)	40,096
TOTAL CURRENT ASSETS	3,067,388

INVESTMENTS
Woolsey-Hosoi Mortuary Services, LLC (Note 5)	26,177
Hosoi Life Plan, Ltd. (Note 5)	206,082
Cemetery plots	1,350
Securities held-to-maturity, at cost (Note 3)	90,198
323,807
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	1,406,955
DEFERRED INCOME TAXES (Note 6)	44,691
OTHER ASSETS	140,146
TOTAL ASSETS	$4,983,005
LI A B I L I T I E S
CURRENT LIABILITIES
Accounts payable	$273,596
Accrued liabilities	108,668
Income tax payable	43,504
TOTAL CURRENT LIABILITIES	425,768
DEFERRED INCOME TAXES (Note 6)	20,892
DEFICIT IN EQUITY OF GARDEN LIFE PLAN, LTD. (Note 4)	559,204

S T O C K H O L D E R S' E Q U I T Y
CAPITAL CONTRIBUTED (Note 7)
Common stock, par valve $.20 per share; authorized 3,625,000 shares, issued 2,187,140 shares	437,428
Less 337,439 reacquired shares	(67,708)
TOTAL CAPITAL CONTRIBUTED	369,720
RETAINED EARNINGS (Note 7)	3,654,576
ACCUMULATED OTHER COMPREHENSIVE INCOME, net of deferred income taxes (Note 3 and 9)	34,127
TREASURY STOCK, 223,785 shares, at cost (Note 7)	(81,282)
TOTAL STOCKHOLDERS' EQUITY	3,977,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,983,005

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
	Three-Months Ended November 30,		Six-Months Ended November 30,
	2001	2000	2001	2000
NET SALES AND SERVICES	$650,628	$586,766	$1,413,500	$1,303,635
COST OF SALES AND SERVICES	395,709	401,313	866,252	843,875
GROSS PROFIT	254,919	185,453	547,248	459,760
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	195,306	185,297	389,987	372,632
OPERATING INCOME	59,613	156	157,261	87,128
OTHER INCOME (EXPENSE)
Parking, dividends, interest and miscellaneous income	40,751	38,707	74,436	106,507
Interest and miscellaneous expenses	--	(20,921)	--	(20,921)
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.	100,364	17,942	231,697	172,714
INCOME TAXES (Note 8)	8,743	6,782	57,226	63,253
INCOME BEFORE EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD.	91,621	11,160	174,471	109,461
EQUITY IN EARNINGS OF GARDEN LIFE PLAN, LTD., net of deferred income taxes (Note 4)	--	--	--	--
NET INCOME	91,621	11,160	174,471	109,461
OTHER COMPREHENSIVE INCOME, Net unrealized gains (losses) on available- for-sale securities, net of income taxes	3,501	(32,781)	(34,127)	(15,111)
COMPREHENSIVE INCOME (LOSS)	$95,122	$(21,621)	$140,344	$94,350
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 10)	1,627,583	1,651,356	1,629,330	1,654,400
EARNINGS PER COMMON SHARE (Note 10)	$.06	$.01	$.11	$.07

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

STATEMENT OF CASH FLOWS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Six-Months Ended November 30, 2001 and 2000
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$174,471	$109,461
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29,443	33,670
Loss (gain) on sale of securities	5,898	(20,600)
Increase in allowance for doubtful accounts	13,714	15,000
Cash value of life insurance policies	(4,845)	(2,740)
Deferred income taxes	(5,231)	(5,696)
(Increase)decrease in certain assets:
Accounts receivable	(18,969)	10,446
Income tax receivable	--	50,956
Inventories	(8,211)	7,557
Prepaid expenses and others	5,236	6,167
(Decrease)increase in certain liabilities:
Accounts payable	(56,356)	65,444
Accrued liabilities	(51,122)	24,898
Income taxes payable	37,949	13,486
NET CASH PROVIDED BY OPERATING ACTIVITIES	121,977	308,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,032)	(10,081)
Purchase of securities	(200,659)	(911,069)
Proceeds from sale of securities	929,505	1,665,307
Distribution from Woolsey-Hosoi Mortuary Services, LLC	15,000	16,000
Investment in Hosoi Life Plan, Ltd.	(206,082)	-
Premium payments on life insurance policies	(2,811)	(2,811)
NET CASH PROVIDED BY INVESTING ACTIVITIES	518,921	757,346
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of reacquired shares	(40,660)	(41,353)
Dividends rebate	483	-
NET CASH USED IN FINANCING ACTIVITIES	(40,177)	(41,353)
NET INCREASE	600,721	1,024,042
CASH AND CASH EQUIVALENTS, beginning of period	980,416	828,818
CASH AND CASH EQUIVALENTS, end of period	$1,581,137	$1,852,860

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2001 and 2000

(1) Basis of presentation

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification - Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

(2) Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(3) Investment securities

On November 30, 2001, the Company held investments in the following types of securities:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Available-for-sale
Equity securities	$178,765	$6,701	$11,232	$174,234
Mutual funds	722,340	59,550	-	781,890
	901,105	66,251	11,232	956,124
Held-to-maturity
Corporate bonds	24,330	639	104	24,865
U.S. treasury notes	65,868	1,321	358	66,832
	90,198	1,960	462	91,697
Total	$991,303	$68,211	$11,694	$1,047,821

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2001 and 2000

(3) Investment securities (continued)

The maturities for all debt securities held on November 30, 2001 were:
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within 1 year	$ -	$ -	$ -	$ -
After 1 year through 5 years	-	-	46,789	47,374
After 5 years	-	-	43,409	44,323
	$ -	$ -	$90,198	$91,697

The Company sold available-for-sale and held-to-maturity securities for $929,505 and $1,665,308 in 2001 and 2000, respectively. The realized gain of $6,567 and $23,044 in 2001 and 2000, respectively, are reflected in earnings. The realized losses of $12,465 and $2,444 in 2001 and 2000, respectively, are reflected in earnings. The cost of the securities sold was based on all the securities held at the time of sale.

The unrealized holding gains on available-for-sale securities as of November 30, 2001, as a separate component of Stockholders' Equity are as follows:
Unrealized holding gains, net of losses	$55,019
Deferred income tax on net unrealized holding gains	(20,892)
$34,127

(4) Garden Life Plan, Ltd.

Deficit in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share, in the underlying equity in the net assets, accounted for under the equity method of accounting for investment in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2001 and 2000

(4) Garden Life Plan, Ltd. (continued)

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total funeral contract are retained by GLP to cover its acquisition costs and are non-refundable. The remaining balance of 70% of payments collected, for each contract sold (the funeral reserve principal), is placed in trust with Pacific Century Trust Company, Limited. Pacific Century Trust, as trustee, invests such funds deposited as directed by GLP. Realized income and capital gains earned from the investments of the funeral reserve principal may be withdrawn from the trust funds by GLP.

Although 30% of each contract sold is non-refundable and retained by GLP to cover its acquisition costs, the income is deferred until the funeral services are provided. GLP also defers all accumulated realized trust earnings generated by the funeral reserve principal until the services are performed. Upon performance of the pre-need funeral service, the investment earnings attributable to the contract are recognized as income by GLP.

Equity in earnings (loss) of GLP is not reflected in the Company's Statement of Income and Comprehensive Income because this information was not available at the time of filing of Form 10-QSB.

Audited financial statements of GLP as of May 31, 2001 and 2000 showed the following summarized financial position and results of operations.
	2001	2000
Total assets	$36,668,612	$34,631,479
Total liabilities	37,787,024	35,948,438
Total stockholders' deficit	$(1,118,412)	$(1,316,959)
Total Revenues	$914,275	$986,024
Other income	$404,596	$354,372
Net income (loss)	$198,547	$(52,873)

Deficit in equity of Garden Life Plan, Ltd. as of May 31, 2001 is accounted for as follows:

Stockholders' deficit of Garden Life Plan, Ltd.	$(1,118,412)
Equity ownership	50%
(559,206)
Rounding	2
Deficit in equity of Garden Life Plan, Ltd.	$(559,204)

On September 16, 2001, the servicing agreement between the Company and GLP expired. The agreement was not renewed and as a result, GLP no longer sells pre-need contracts. The Company is in informal discussions to purchase the 50% interest in GLP which is owned by Hawaii Memorial Life Plan.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2001 and 2000

(5) Related Parties

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements and facilities use. The revenues by providing the services to Woolsey-Hosoi are reflected in Net sales and services, which amounted to $9,298 or 0.7% and $14,491 or 1.1% of Net sales and services in 2001 and 2000, respectively.

During the current quarter the Company formed Hosoi Life Plan, Ltd. (HLP), a wholly-owned subsidiary, to engage in the sale of pre-need funeral plans which are to be serviced solely by the Company. HLP is in process of obtaining approval to operate a pre-need trust. As of November 30, 2001, the Company has advanced to HLP $206,082 for organizational expenses and working capital.

(6) Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The deferred tax liability results from recognition of unrealized gains, net of losses, on securities for financial statement purposes and recognition of gains or losses when securities are sold for income tax purposes.

The deferred tax asset results from the uses of the reserve method in accounting for uncollectible accounts receivable in the financial statements and of the direct write-off method for income tax purpose, the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid, and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

(7) Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value have been charged to additional paid-in capital. Purchase of reacquired shares has exceeded the balance of additional paid-in capital and therefore, Retained Earnings are charged for the cost in excess of par value.

The 223,785 shares reflected as Treasury Stock as of November 30, 2001 and 2000, reflect shares acquired before July 1, 1987.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2001 and 2000

(8) Income taxes

The provision for income taxes consists of the following:
	2001	2000
Current:
Federal	$53,533	$59,966
State	8,924	8,983
Total current	62,457	68,949
Deferred:
Federal	(4,402)	(4,793)
State	(829)	(903)
Total deferred	(5,231)	(5,696)
Total Federal and State	$57,226	$63,253

(9) Comprehensive income

In the year ended May 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on available-for-sale securities be included in other comprehensive income.

(10) Earnings per share

Earnings per common share have been computed on the basis of a weighted average of outstanding shares of 1,629,330 for 2001 and 1,654,400 for 2000.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended November 30, 2001.

The working capital and working capital ratio at November 30, 2001 reflected strong liquidity as follows:
Working capital	$2,641,620
Working capital ratio	7.2:1

Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 61.3% from 64.7% for the six-months ended November 30, 2001 over 2000. The decrease is due principally to decreases in rent, real property taxes and cost of merchandise.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales decreased to 27.6% from 28.6% for the six-months ended November 30, 2001 over 2000. Increases in depreciation, accounting fees, legal fees and pension services are offset by decreases in charitable contribution, office supplies, and salaries and wages.

Income Taxes - The effective income tax rate is 24.7% for 2001 and 36.6% for 2000.

Other Income (Expense) - Other incomes(expenses) as a percent of net sales and services decreased to 5.3% from 6.6% for the six-months ended November 2001 over 2000. The decrease resulted from losses on the sale of securities which were offset by an increase in parking income.

HOSOI GARDEN MORTUARY, INC.

PART II - OTHER INFORMATION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2001 and 2000

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - None

The Company filed a current report on Form 8-K and Form 8-K/A, dated May 10, 2000, reporting the resignation of Deloitte & Touche as auditor for the registrant's subsidiary for its year ended May 31, 2000.

The Company filed a current report on Form 8-K and Form 8-K/A, dated August 31, 2000, reporting the dismissal of Deloitte & Touche as auditor for the registrant's subsidiary for its years ended May 31, 1999 and the engagement of the firm of Nishihima & Kishida CPA's as successor auditors for the registrant's subsidiary for the fiscal years ended May 31, 2000 and 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.
HOSOI GARDEN MORTUARY, INC.
(Registrant)

Date: January 16, 2002	/S/ Clifford S. Hosoi
Clifford S. Hosoi, President
Date: January 16, 2000	/S/ Elaine Nakamura
Elaine Nakamura, Corporate Secretary and Bookkeeper