Form 10QSB
period 2002-02-28
HOSOI GARDEN MORTUARY INC
filed 2002-04-23
CIK 48544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended: February 28, 2002
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
Issuer's telephone number, including area code: (808) 538 -3877
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X No___

1,624,591 shares of Common Stock

Outstanding at February 28, 2002

HOSOI GARDEN MORTUARY, INC.

CONTENTS
Pages
DISCLAIMER OF OPINION	1
PART I - Financial Information
Item 1. Financial Statements
Balance Sheet	2
Statements of Income and Comprehensive Income	3
Statements of Cash Flows	4
Notes	5 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II - Other Information
Item 6. Exhibits and Reports on Form 8 - K	12
SIGNATURES	13

DISCLAIMER OF OPINION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

To the Board of Directors

Hosoi Garden Mortuary, Inc.

The accompanying balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of February 28, 2002, and the related statements of income and comprehensive income and cash flows for the three months and nine-months ended February 28, 2002 and 2001 were not audited by us and accordingly, we do not express an opinion on them.

April 4, 2002

/S/ ENDO & COMPANY

Honolulu, Hawaii

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEET

_ _ _ _ _ _ _ _ _ _ _

February 28, 2002
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note 2)	$1,459,150
Securities available-for-sale, at market (Note 3)	945,949
Accounts receivable, less allowance for doubtful accounts of $82,265	307,903
Inventories	204,944
Prepaid expenses and others	88,317
Deferred income taxes (Note 6)	42,944
TOTAL CURRENT ASSETS	3,049,207

INVESTMENTS
Woolsey-Hosoi Mortuary Services, LLC (Note 5)	21,177
Hosoi Life Plan, Ltd. (Note 5)	206,082
Cemetery plots	1,350
Securities held-to-maturity, at cost (Note 3)	89,194
317,803
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	1,395,061
DEFERRED INCOME TAXES (Note 6)	44,691
OTHER ASSETS	143,992
TOTAL ASSETS	$4,950,754
LI A B I L I T I E S
CURRENT LIABILITIES
Accounts payable	$330,843
Income taxes payable	20,315
Accrued expenses	103,407
TOTAL CURRENT LIABILITIES	454,565
DEFERRED INCOME TAXES (Note 6)	16,324
DEFICIT IN EQUITY IN GARDEN LIFE PLAN, LTD. (Note 4)	559,204
S T O C K H O L D E R S' E Q U I T Y
CAPITAL CONTRIBUTED (Note 10)
Common stock, par valve $.20 per share; authorized 3,625,000 shares, issued 2,187,140	437,428
Less 338,764 reacquired shares	(68,013)
TOTAL CAPITAL CONTRIBUTED	369,415
RETAINED EARNINGS	3,605,865
ACCUMULATED OTHER COMPREHENSIVE INCOME, net of deferred income taxes (Note 3 and 9)	26,663
TREASURY STOCK, 223,785 shares, at cost (Note 10)	(81,282)
TOTAL STOCKHOLDERS' EQUITY	3,920,661
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,950,754

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Three-Months Ended February 28	Nine-Months Ended February 28
	2002	2001	2002	2001
NET SALES AND SERVICES	$ 767,657	$ 682,052	$2,181,157	$1,985,687
COST OF SALES AND SERVICES	484,598	462,697	1,350,850	1,306,572
GROSS PROFIT	283,059	219,355	830,307	679,115
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	219,655	230,709	609,652	603,341
OPERATING INCOME (LOSS)	63,394	(11,354)	220,655	75,774
OTHER INCOME (EXPENSE)
Parking, dividends, interest and miscellaneous income	2,607	58,477	77,043	164,984
Interest and other expenses	-	(1,578)	-	(22,499)
INCOME BEFORE INCOME TAXES AND DEFICIT IN EARNINGS OF GARDEN LIFE PLAN, LTD.	66,001	45,545	297,698	218,259
DEFICIT IN EARNINGS OF GARDEN LIFE PLAN, LTD., net of deferred income taxes (Note 4)	-	-	-	-
NET INCOME	14,072	30,034	188,543	139,495
OTHER COMPREHENSIVE INCOME - Net unrealized losses on available-for-sale securities, net of income taxes	(15,042)	(6,120)	(30,071)	(21,231)
COMPREHENSIVE INCOME (LOSS)	$(970)	$23,914	$158,472	$118,264
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 8)	1,624,891	1,641,956	1,627,850	1,650,252
EARNINGS PER COMMON SHARE (Note 8)	$.01	$.02	$.12	$.08

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

STATEMENT OF CASH FLOWS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Nine Months Ended February 28, 2002 and 2001
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$188,543	$139,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28,132	50,504
Loss (gain) on sale of securities	21,065	(18,872)
Increase in allowance for doubtful accounts	21,214	22,500
Cash value of life insurance policies	(8,673)	(2,704)
Deferred income taxes	(8,079)	(8,545)
(Increase)decrease in certain assets:
Accounts receivable	(60,117)	(11,954)
Income tax receivable	-	50,956
Inventories	(44,169)	36,411
Prepaid expenses and others	(36,291)	(42,093)
(Decrease)increase in certain liabilities:
Accounts payable	891	9,294
Income taxes payable	(56,383)	26,141
Accrued liabilities	14,760	(46,726)
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,893	204,407
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities	2,435,129	1,667,637
Purchase of property and equipment	(2,828)	(12,581)
Increase in securities	(1,722,303)	(1,776,089)
Distribution from Woolsey-Hosoi Mortuary Services, LLC	20,000	21,000
Investment in Hosoi Life Plan, Ltd.	(206,082)	-
Premium payments on life insurance policies	2,811	(5,622)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	521,105	(105,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of reacquired shares	(46,572)	(74,141)
Dividends rebate	483	-
Cash dividends paid	(57,175)	(74,825)
NET CASH USED IN FINANCING ACTIVITIES	(103,264)	(148,966)
NET INCREASE (DECREASE)	478,734	(50,214)
CASH, beginning of period	980,416	828,818
CASH, end of period	$1,459,150	$778,604

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(1) Basis of presentation

Use of estimates - The preparation of financial statements in conformity with generally accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification - Certain amounts in 2001 have been reclassified to conform with the 2002 presentation.

(2) Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash is deposited with four local financial institution. At February 28, 2002 and 2001, the Company had deposits in two of these financial institutions in excess of the deposit insurance of $100,000.

(3) Investment securities

The Company held investments in the following types of securities as of February 28, 2002:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale
Equity securities	$173,267	$7,822	$19,401	$161,688
Mutual funds	729,694	55,978	1,411	784,261
	902,961	63,800	20,812	945,949

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(3) Investment securities (continued)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Held-to-maturity
Corporate Bonds	25,348	457	785	25,020
U.S. Treasury bills	63,846	849	475	64,220
	89,194	1,306	1,260	89,240
Totals	$922,155	$65,106	$22,075	$1,035,189

The maturities for all debt securities held on February 28, 2002 were:
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within 1 year	$ -	$ -	$ -	$ -
After 1 year through 5 years	-	-	55,538	55,347
After 5 years	-	-	33,656	33,893
	$ -	$ -	$89,194	$89,240

The Company sold available-for-sale and held-to-maturity securities for $2,435,129 and $1,667,637 in 2002 and 2001 respectively. The realized gains of $7,810 and $28,875 in 2002 and 2001 and the realized losses of $23,044 and $4,172 in 2002 and 2001 are reflected in earnings. The cost of the securities sold were based on the cost of all the shares of each such security held at the time of sale.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(3) Investment securities (continued)

The net unrealized holding gains on investment securities available-for-sale as of February 28, 2002 is reported as a separate component of Stockholders' Equity are as follows:
Unrealized holding gains, net of losses	$42,987
Deferred income tax on net unrealized holding gains	16,324
$26,663

(4) Garden Life Plan, Ltd.

Deficit in Equity in Garden Life Plan, Ltd. (GLP) represents the Company's 50% share, in the underlying equity (deficit) in the net assets, accounted for under the equity method of accounting for investment in common stock, of Garden Life Plan, Ltd., a Hawaii corporation engaged in the sales of pre-need funeral plans which are serviced solely by the Company.

All payments received from the sale of pre-need funeral plans up to an amount equal to 30% of the total funeral contract are retained by GLP to cover its acquisition costs and are non-refundable. The remaining balance of 70% of payments collected, for each contract sold (the funeral reserve principal), is placed in trust with Pacific Century Trust Company, Limited. Pacific Century Trust Company, Limited, as trustee, invests such funds deposited as directed by GLP. Realized income and capital gains earned from the investments of the funeral reserve principal may be withdrawn from the trust by GLP.

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

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(4) Garden Life Plan, Ltd. (continued)

Equity in earnings (losses) of GLP is not reflected in the Company's Statement of Income and Comprehensive Income because this information was not available at the time of filing of Form 10-QSB.

Audited financial statements of GLP as of May 31, 2001 and 2000 showed the following summarized financial position and results of operations.
	2001	2001
Total assets	$36,668,612	$34,631,479
Total liabilities	37,787,024	35,948,438
Total stockholders'deficit	$(1,118,412)	$(1,316,959)
Total revenues	$914,275	$986,024
Other income	$404,596	$354,372
Net income(loss)	$198,547	$(52,873)

(5) Related party transactions

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution to Woolsey-Hosoi was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, facilities use and related charges. The revenues from services provided to Woolsey-Hosoi is reflected in Net sales and services which amounted to $14,392 and $21,591 for 2002 and 2001, respectively.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(6) Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.

The deferred tax liability results from recognition of unrealized gains, net of losses, on securities for financial statement purposes and the recognition of gains or losses when securities are sold for income tax purposes.

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the direct write-off method for income tax purpose and the accrual of vacation and sick leave when earned for financial statements purposes and the recognition for income tax purposes when paid and the equity method of accounting for the investment in subsidiary as explained under Garden Life Plan, Ltd. above. Under the equity method, the Company's share of earnings of the subsidiary is reported for tax purposes only when distributions of earnings are received as dividends.

(7) Income taxes

The provision for income taxes consists of the following:
	2002	2001
Federal:
Current	$100,054	$75,202
Deferred	(6,798)	(7,190)
Total Federal	93,256	68,012

(Unaudited)

9

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(7) Income taxes (continued)
	2002	2001
State:
Current	17,180	12,107
Deferred	(1,281)	(1,355)
Total State	15,899	10,752
Total	$109,155	$78,764

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

(8) Earnings per share

Earnings per common share have been computed on the basis of a weighted average of outstanding shares of 1,627,850 for 2002 and 1,650,252 for 2001.

(9) Comprehensive income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that unrealized gains and losses on securities available-for-sale be included in other comprehensive income.

(10) Reacquired shares

Capital contributed has been reduced for shares reacquired after June 30, 1987. Payments for shares in excess of the par value of each share acquired has been charged to additional paid-in capital. Purchase of reacquired shares have exceeded the balance of additional paid-in capital and therefore, Retained Earnings is charged for the cost in excess of par value.

The 223,785 shares reflected as Treasury Stock as of February 28, 2002 reflects the shares acquired before July 1, 1987.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended February 28, 2002.

The working capital and working capital ratio at February 28, 2002 is as follows:
Working capital	$2,594,642
Working capital ratio	6.7:1

Changes in results of operations

Cost of Sales and Services - Cost of sales and services as a percent of net sales decreased to 61.6% from 65.8% for the nine-months ended February 28, 2002 over February 28, 2001. The decrease is due principally to a decrease in rent and real property taxes.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, as a percent of net sales and services decreased to 27.0% for the nine months ended February 28, 2002 from 30.4% for February 28, 2001. The decrease is principally due to a decrease in accounting and payroll expenses.

Income Taxes - The effective income tax rate remained relatively stable at 36.7% for 2001 and 36.1% for 2000.

Other Income (Expense) - Other income as a percent of net sales and services decreased to 3.0% from 7.2% for the nine-month ended February 28, 2002 over February 28, 2001. The decrease resulted from capital losses on sale of securities partially offset by an increase in parking revenues.

HOSOI GARDEN MORTUARY, INC.

PART II - OTHER INFORMATION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

February 28, 2002 and 2001

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on January 27, 2002, the Stockholders re-elected the following individuals as member of the Board of Directors:

Sakako Hosoi, Julie Shimonishi and Berton Kato

The Stockholders also elected Grant Thornton as the auditors for the Company's fiscal year ending May 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

The Company filed a current report on Form 8-K and Form 8-K/A, dated May 10, 2000, reporting the resignation Deloitte & Touche as auditor for Garden Life Plan, Ltd. (GLP) the registrant's subsidiary, for its year ended May 31, 2000.

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
HOSOI GARDEN MORTUARY, INC.
(Small business issuer)

Date: April 15, 2002	/S/ Clifford S. Hosoi
Clifford S. Hosoi, President