Form 10KSB
period 2002-05-31
HOSOI GARDEN MORTUARY INC
filed 2002-09-16
CIK 48544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002 or

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

Common Stock Par Value $.20 per share

Check whether the issuer (1) filed all reports required to be filed by the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenue for its most recent fiscal year. $2,808,493

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $5,643,298

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date: 1,620,706

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

Transitional Small Business Disclosure Format (Check one): Yes X No

PART I

ITEM 1. Description of Business

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900. Professional funeral services are the principal services rendered by the Company. The Company is engaged in the funeral and mortuary business, including the sale of pre-need funeral services contracts. During the fiscal years ended May 31, 2002 and 2001, funeral services accounted for 78.93% and 83.0%, respectively, of revenues. The Company owns 50% of Garden Life Plan, Ltd. ("Garden Life") which sells pre-need funeral service contracts for which the Company acts as the sole servicing mortuary.

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

Comparative Statistical Information

Calendar Year End	No. of Deaths in State of HI	No. of Deaths in Oahu	Services Performed by the Company	Percent of Services by Company as to No. of Deaths in Oahu
1991 1992 1993 1994 1995 1996 1997 1998 1999 2000 2001	6,486 7,173 7,570 7,531 7,795 8,148 8,016 8,297 8,369 8,512 8,432	4,930 5,317 5,689 5,588 5,834 5,557 5,856 6,058 6,136 6,129 6,154	980 1,011 1,114 1,091 1,043 1,151 1,050 1,063 1,100 1,103 1,099	19.88% 19.01% 19.58% 19.52% 17.88% 20.71% 17.93% 17.54% 17.93% 18.00% 17.86%

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

Thirty (30) persons were employed by the Company for the fiscal year ended May 31, 2002. Seventeen (17) persons were employed full-time and thirteen (13) persons were employed part-time.

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

No substantial addition or changes in the real property or improvements of the Company were made during the fiscal year ended May 31, 2002.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders was commenced on January 27, 2002, and then recessed to and adjourned on March 10, 2002. According to the Company's stock transfer agent Continental Stock Transfer & Trust Co., the total shares issued, outstanding and entitled to vote were 1,633,516. The total shares present in person and proxy were 1,099,489 (67.0%).

The election of three directors and the election of an auditor were submitted to a vote of the shareholders. Of the total shares present in person and proxy, the following vote of the shareholders was taken:

Election of Class A Directors (3 year term)

Name	For	Against	Abstain
Berton Kato Anne Tamori Sadako Hosoi	1,093,589 (66.95%) 1,093,589 (66.95%) 1,080,039 (66.12%)	5,900 5,900 19,450

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2005 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)

Name	For	Against	Abstain
Grant Thornton	1,088,481	4,520	6,488

Although Grant Thornton LLP was elected auditor, it subsequently withdrew its proposed engagement.

PART II

ITEM 5. Market for Common Stock and Related Shareholder Matters

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market.

There were 1,394 record holders of common stock as of May 31, 2002.

A cash dividend has been declared and paid once a year since 1969. The dividend for the year ended May 31, 2001, which was declared on October 8, 2001, was $.035 per share, and was paid to shareholders in January 2002.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

On September 10, 2002, the Company engaged a new independent accountant, PRICEWATERHOUSECOOPERS LLP, to audit the Company's financial statements. The Company will file an amended annual report upon the completion of the Company's unaudited financial statements. The Company will also file a second amended annual report upon the completion of the independent audit of its financial statements.

ITEM 7. Financial Statements

On September 10, 2002, the Company engaged a new independent accountant, PRICEWATERHOUSECOOPERS LLP, to audit the Company's financial statements. The Company will file an amended annual report upon the completion of the Company's unaudited financial statements. The Company will also file a second amended annual report upon the completion of the independent audit of its financial statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 10, 2002, the Company engaged a new independent accountant, PRICEWATERHOUSECOOPERS LLP, to audit the Company's financial statements. The Company does not have any disagreement with its past accountant, and does not anticipate any disagreement with its newly engaged accountant, relating to any accounting or financial disclosure issue.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act (fn1)

The Company has a total of nine (9) directors constituting the entire Board of Directors, divided into three (3) classes of three (3) directors each. The Company's Articles of Association provide for each class of directors to be elected for three-year terms on a staggered basis.

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on pages 10 and 11 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company are set forth below.

Directors Whose Terms Expired in 2002 and Who Were Elected to Terms Expiring in 2005

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

Directors Whose Terms Expire in 2004

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

Rene Mansho resigned as a director of the Company on June 25, 2002.

Ricky C. Manayan is currently President of RAM Marketing, LLC. He has been a director of the Company since 1995. His other business affiliations include Rick Manayan & Associates of which he is the President. He is Vice President of Trans-Pacific Realty, Inc. and a General Partner of Transpacific Empire, Inc.

Directors Whose Terms Expire in 2003

Julie S. Shimonishi is a school teacher and has been employed by the Hongwanji Mission School since 2001. She has been a director since 1979. At the January 23, 2000 annual meeting she was elected to a new three-year term which will expire in 2003. She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director and president of the Company, and Anne T. Tamori, director and vice-president of the Company.

Robert Kuwahara is a Certified Public Accountant and has his own CPA practice. He has been a director of the Company since 1995. At the January 23, 2000 annual meeting he was elected to a new three-year term which will expire in 2003. He is actively involved in human services organizations such as the YMCA.

Glenn Suetsugu resigned as a director of the Company on December 3, 2001.

Other Executive Officers are as Follows:

David Fujishige has been employed by the Company since 1989. He has been a funeral director since 1991. He has been a vice president of the Company since 1994. Prior to joining the Company, he was a food production supervisor at Rehabilitation Hospital of the Pacific.

Keith Numazu resigned as treasurer of the Company on August 10, 2001. The duties of treasurer are currently being performed by Clifford Hosoi.

Elaine Nakamura has been employed by the Company since 1963. She is the secretary of the Company.

Directors and Executive Officers of the Company

Name	Age	Office	Director Since	Family Relationship	Yrs. Employed
Sadako Hosoi	85	Director / Chairperson Emeritus	1957	Mother of Julie S. Shimonishi, Director, Clifford Hosoi, Director and President, and Anne Tamori, Director and Vice President
Rene Mansho(fn2)	53	Director / Chairperson of the Board	1993	None	0
Clifford Hosoi	53	Director / President	1991	Son of Sadako Hosoi, Brother of Julie S. Shimonishi and Anne Tamori	22
Julie S. Shimonishi	56	Director	1979	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Anne T. Tamori	Part-time since 1996
Ricky C. Manayan	43	Director	1995	None	0
Berton T. Kato	54	Director	1996	None	0
Robert Kuwahara	55	Director	1995	None	0
Glenn Suetsugu (fn3)	53	Director	1999	None	0
Anne T. Tamori	55	Director / Vice President	1994	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Julie S. Shimonishi	24
Name	Age	Office	Officer Since	Family Relationship	Yrs. Employed
Elaine Nakamura	64	Secretary	1972	None	39
David Fujishige	54	Vice President	1994	None	13
Keith Numazu(fn4)	40	Treasurer	1994	None	9

fn1 None of the directors of the Company is a director of an investment company or another company registered under the Securities Exchange Act of 1934. All officers serve at the pleasure of the Board of Directors.

fn2 Rene Mansho resigned as director of the Company on June 25, 2002.

fn3 Glenn Suetsugu resigned as director of the Company on December 3, 2001.

fn4 Keith Numazu resigned as treasurer of the Company on August 10, 2001.

Certain Reports

The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file Forms 3 or 4 during the fiscal year ended May 31, 2002, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule 13D.

ITEM 10. Executive Compensation

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 2002.

Summary Compensation - Annual Compensation

Name and Position	Year ended May 31	Salary	All Other Compensation
Clifford Hosoi President / Chief Executive Officer	2000 2001 2002	$64,788 (1) $71,477 $61,313	$8,987 (2) $8,303 (3) $4,390 (4)

(1) Amount shown includes retroactive pay of $7,292.

(2) Amount shown includes $3,239 contributed to the Company's Money Purchase Pension Plan, $4,248 contributed to the Company's Profit Sharing Plan and $1,500 fees paid as a director.

(3) Amount shown includes $3,209.29 contributed to the Company's Money Purchase Pension Plan, $3,944.05 contributed to the Company's Profit Sharing Plan and $1,150 fees paid as a director.

(4) Amount shown includes $3,115.69 contributed to the Company's Money Purchase Pension Plan and $1,275.00 fees paid as a director. The contribution allocation for the Company's Profit Sharing Plan will be calculated once the Company determines the contribution amount for the plan year.

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

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The Company's total contributions shall not exceed the amount allowable by income tax regulations. The amounts charged against income for the profit-sharing plan in 2001 was $40,000. The contribution amount for 2002 has not yet been determined. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

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

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan in 2002 and 2001 were $11,516 and $32,548, respectively.

The investment decision for the money purchase plan is formulated by a registered investment advisor through Smith Barney, Inc.

ITEM 11. Security Ownership of Certain Beneficial Owners & Management

A. Principal Shareholders

The Herman S. Hosoi Trust, whose trustees are Sadako Hosoi and Julie S. Shimonishi, and the Hosoi Family Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustee Julie S. Shimonishi, are the only persons who own of record or are known to the Company to own beneficially more than five percent of the common shares of the Company as of May 31, 2002. Certain information about the holders is set forth below.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.76%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	General Partner of the Hosoi Family Limited Partnership, as co-Trustee of the Hosoi Family Voting Trust	160,250	9.89%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA	8,000	0.49%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Direct	52,534	3.24%
Common	Julie S. Shimonishi 30 N. Kukui Street Honolulu, HI 96817	Total	379,034	23.39%

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Clifford Hosoi 30 N. Kukui Street Honolulu, HI 96817	General Partner of the Hosoi Family Limited Partnership, as co-Trustee of the Hosoi Family Voting Trust	160,250	9.89%
Common		Direct	52,532	3.24%
Common		Total	212,782	13.13%

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Anne T. Tamori 30 N. Kukui Street Honolulu, HI 96817	General Partner of the Hosoi Family Limited Partnership, as co-Trustee of the Hosoi Family Voting Trust	160,250	9.89%
Common		Custodian for Ryan Tamori under HUGMA	4,000	0.25%
Common		Direct	52,534	3.24%
Common		Total	216,784	13.38%

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Sadako Hosoi 30 N. Kukui Street Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.76%
Common	Sadako Hosoi 30 N. Kukui Street Honolulu, HI 96817	Settlor of the Hosoi Family Voting Trust and limited partner of the Hosoi Family Limited Partnership	160,250	9.89%
Common	Sadako Hosoi 30 N. Kukui Street Honolulu, HI 96817	Total	318,500	19.65%
Common	Herman S. Hosoi Trust Sadako Hosoi and Julie S. Shimonishi, Trustees 30 N. Kukui Street Honolulu, HI 96817	Direct	158,250	9.76%
Common	Hosoi Family Limited Partnership (1) 30 N. Kukui Street Honolulu, HI 96817	Direct	160,250	9.89%

(1) The Sadako Hosoi Trust, by its trustees Sadako Hosoi and Julie S. Shimonishi, transferred 160,250 shares of the Company to the Hosoi Family Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustees Julie S. Shimonishi, Clifford I.S. Hosoi, and Anne T. Tamori, and whose limited partner is Sadako Hosoi. Julie S. Shimonishi, as trustee, exercises voting and investment powers over those shares pursuant to the Hosoi Family Voting Trust Agreement dated December 30, 1994, as amended, between Sadako Hosoi, as settlor, and Julie S. Shimonishi, as trustee.

B. Directors and Executive Officers

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 2001 is set forth below.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Julie S. Shimonishi	379,034 (2)	22.98%
Common	Sadako Hosoi	318,500 (3)	19.31%
Common	Clifford Hosoi	212,782	13.13%
Common	Anne T. Tamori	216,784 (5)	13.38%
Common	All directors and officers as a group (12 persons) (6)	488,100	30.12%

(1) The address of each person is 30 N. Kukui Street, Honolulu, Hawaii 96817.

(2) Includes:

52,534 shares (3.24%)	as to which Ms. Shimonishi exercises sole voting and investment powers;
8,000 shares (0.49%)	as to which Ms. Shimonishi exercises sole voting and investment powers as Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA;
158,250 shares (9.76%)	as to which Ms. Shimonishi and Sadako Hosoi share voting and investment powers as trustees of the Herman S. Hosoi Trust; and
160,250 shares (9.89%)	as to which Ms. Shimonishi, as trustee of the Hosoi Family Voting Trust, has voting and investment powers over the shares owned by the Hosoi Family Limited Partnership.

(3) Voting and investment powers over 158,250 shares of the Company are shared by Sadako Hosoi and Julie S. Shimonishi, as Trustees of the Herman S. Hosoi Trust, which owns 158,250 shares of the Company. Voting and investment power over 160,250 shares of the Company are exercised by Julie S. Shimonishi, Clifford I.S. Hosoi, Anne T. Tamori, as trustees under the Hosoi Family Voting Trust. See the preceding table for more information about the Hosoi Family Limited Partnership and the Hosoi Family Voting Trust.

(4) Includes:

52,532 shares (3.24%)	as to which Mr. Hosoi exercises sole voting and investment powers;
160,250 shares (9.89%)	as to which Mr. Hosoi as Co-Trustee of the Hosoi Family Voting Trust, has voting and investment powers over the share owned by the Hosoi Family Limited Partnership.

(5) Includes:

52,534 shares (3.24%)	as to which Ms. Tamori exercises sole voting and investment powers;
4,000 shares (0.25%)	as to which Ms. Tamori exercises sole voting and investment powers for Ryan Tamori under HUGMA;
160,250 shares (9.87%)	as to which Ms. Tamori as Co-Trustee of the Hosoi Family Voting Trust, has voting and investment powers over the shares owned by the Hosoi Family Limited Partnership.

(6) Rene Mansho, who served as a director during the fiscal year ended May 31, 2002, and Ricky C. Manayan, Berton T. Kato, Robert Kuwahara and Glenn Suetsugu, who are currently serving as directors, and Elaine Nakamura, David Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.

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
Hosoi Family Voting Trust Agreement dated December 30, 1994, between Sadako Hosoi, as settlor, and Julie S. Shimonishi, as trustee, covering 160,250 shares owned by the Hosoi Family Limited Partnership. (fn5)
Resignation of Trustee and Acceptance of Appointment of Successor Trustees, dated February 2, 2002, appointing Julie S. Shimonishi, Clifford I.S. Hosoi, and Anne T. Tamori, as Co-Trustees of the Hosoi Family Voting Trust.
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

(fn1) Filed August 30, 1993, as an exhibit to the Annual Report on Form 10-KSB for the year ended May 31, 1993.

(fn2) Filed August 28, 1990, as an exhibit to the Annual Report on Form 10-K for the year ended May 31, 1990.

(fn3) Filed August 30, 1984, as Exhibit 19 to the Annual Report on Form 10-K for the year ended May 31, 1984.

(fn4) Filed August 30, 1985, as Exhibit 19 to the Annual Report on Form 10-K for the year ended May 31, 1985.

(fn5) Filed August 30, 1995, as an exhibit to the Annual Report on Form 10-KSB for the year ended May 31, 1995.

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

B. Reports on Form 8-K

The Company did not file any report on Form 8-K in the fiscal year ended May 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Honolulu, Hawaii, September 13, 2002.

HOSOI GARDEN MORTUARY, INC.

By CLIFFORD HOSOI, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB for the year ended May 31, 2002, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

Dated: September 13, 2002

CLIFFORD HOSOI, Director, President and Chief Executive Officer

SADAKO HOSOI, Director

BERTON T. KATO, Director

ROBERT KUWAHARA, Director

RICKY C. MANAYAN, Director

JULIE S. SHIMONISHI, Director

ANNE T. TAMORI, Director