Form 10KSB/A
period 2001-05-31
HOSOI GARDEN MORTUARY INC
filed 2003-01-21
CIK 48544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB /A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended May 31, 1999, 2000, and 2001 or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from to
Commission file number 0-2288
HOSOI GARDEN MORTUARY, INC.
STATE OF HAWAII
IRS Employer Identification No. 99-0088064
30 North Kukui Street
Honolulu, Hawaii 96817
Issuer's telephone number: 808-538-3877
Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock Par Value $.20 per share
Check whether the issuer (1) filed all reports required to be filed by the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ( )
State issuer's revenue for its fiscal years ended May 31, as follows:
1999	$2,747,301
2000	$2,725,611
2001	$2,602,328

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):
1999	$7,116,799
2000	$7,051,966
2001	$6,544,324
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date:
1999	1,674,541
2000	1,659,286
2001	1,636,081
DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the 10-KSB/A (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to the security holders for fiscal year ended May 31, 1992).
Transitional Small Business Disclosure Format (Check one): Yes X No

PART I

ITEM 1. Description of Business

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900. The Company considers itself to be in a single business segment and is principally engaged in the funeral services and mortuary business. The Company provides professional services related to funerals, including the use of funeral facilities and motor vehicles. The Company also provides for the sale of selected merchandise and ancillary products and services, such as caskets, urns, crematory services, announcements, flowers, catering, and other services.

During the fiscal years ended May 31, 1999, 2000, and 2001, funeral services accounted for 67.3%, 71.0% and 74.6%, respectively, of total revenues.

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

Comparative Statistical Information
Calendar Year Ended	No. of Deaths in State of HI	No. of Deaths in Oahu	Services Performed by the Company	Percent of Services by Company as to No. of Deaths in Oahu
1990	7,056	5,253	980	18.66%
1991	6,486	4,930	980	19.88%
1992	7,173	5,317	1,011	19.01%
1993	7,570	5,689	1,114	19.58%
1994	7,531	5,588	1,091	19.52%
1995	7,795	5,834	1,043	17.88%
1996	8,148	5,557	1,151	20.71%
1997	8,016	5,856	1,050	17.93%
1998	8,297	6,058	1,063	17.54%
1999	8,369	6,136	1,100	17.93%
2000	8,512	6,129	1,103	18.00%
2001	8,432	6,154	1,099	17.86%

In most cases, a substantial portion of the business of a mortuary is from an ethnic group it principally serves. Historically, a substantial portion of the Company's total services were for families of Japanese ancestry.

The larger mortuaries on the Island of Oahu and the ethnic groups which they are believed to serve primarily are as follows:
Name	Ethnic Group Served
Williams Mortuary	Caucasian
Hosoi Garden Mortuary, Inc.	Japanese
Borthwick Mortuary	Caucasian and Chinese
Hawaiian Memorial Park	Mixed and Japanese
Mililani Memorial Park & Mortuary	Mixed (Filipino and Japanese)
Leeward Funeral Home	Mixed
Valley of the Temples Mortuary (also operating Kukui, Nuuanu, and Diamond Head Memorial Parks)	Japanese, Chinese and Caucasian
Moanalua Mortuary	Mixed and Japanese

On July 7, 1998, the Company entered into an agreement with Woolsey Funeral & Cemetery Services, Inc. to form Woolsey-Hosoi Mortuary Services, LLC, a limited liability company (LLC) under the laws of the State of Hawaii. The LLC conducts funeral services to persons other than those of Japanese ancestry. Funeral services arranged by the LLC will generally be conducted at churches and other locations other than on the Company's premises. The Company owns 50% of the LLC.

On August 3, 2001, the Company incorporated Hosoi Life Plan, Inc.(HLP), a wholly-owned subsidiary, to sell price guaranteed prearranged funeral contracts to be solely serviced by the Company. Prearranged funeral contracts is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. In September 2002, the Company received its license from the State of Hawaii to sell prearranged funeral contracts.

The Company owns 50% of Garden Life Plan, Ltd. ("Garden Life") which sold prearranged funeral service contracts under a Servicing Agreement ("Agreement") for which the Company was the sole servicing mortuary. In September 2001, the Agreement with Garden Life expired and Garden Life ceased all sales of Garden Life's prearranged funeral service contracts. However, the Company is obligated to service the remaining prearranged funeral service contracts sold prior to the termination date.

Upon the termination of the Agreement, the Company entered into negotiations to purchase the 50% ownership interest in Garden Life held by Hawaii Memorial Park Cemetery. In November 2002, the Company concluded the purchase of Garden Life for $2,500,000. The purchase of this interest in Garden Life resulted in Garden Life becoming a wholly-owned subsidiary of the Company, which enables the Company to resume sales of Garden Life' prearranged funeral contracts.

Revenues from Garden Life's prearranged funeral service contracts, which accounted for approximately 22.0%, 24.3%, and 25.2% of Total Revenues in 1999, 2000, and 2001, respectively.

The Company employed the following number of persons during the fiscal years ended May 31,:
	Total of persons	Full-time employees	Part-time employees
1999	34	17	17
2000	33	17	16
2001	32	17	15

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

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi Trust ("Trusts") under a fifteen-year lease that expires on October 31, 2014. The lease provides for the Company to the pay the higher of $112,200, plus general excise tax, per year or percentage rent of 25% times 15% of gross annual revenues, as defined in the lease. For the next second five year period, the Company will pay $132,000, plus general excise tax, per year or the percentage rent. For the third five year period, an appraisal of the property will be required to be establish the base rent but in no event will the base rent exceed $200,000, plus general excise tax, per year or the percentage rent. The Company is also responsible for the payment of real property taxes on the portion of the land owned by the Trusts. Rent expense is recognized on the straight-line basis over the lease term. The difference between the straight-line rent expense and actual payments made under the lease is recorded as a liability in the balance sheets.

The total rental expense was $345,636, $144,792, and $144,914 in the fiscal years 1999, 2000, and 2001, respectively.

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

No substantial addition or changes in the real property or improvements of the Company were made during the fiscal years ended May 31, 1999, 2000, and 2001.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to Vote of Security Holders

The following table presents the dates annual meeting of the shareholders were commenced. According to the Company's stock transfer agent Continental Stock Transfer & Trust Co., the total shares issued, outstanding and entitled to vote, and the total shares present in person and proxy were as followed:
Date of Annual Meeting of the Shareholders	Total Shares Issued, Outstanding and Entitled to Vote	Total Shares Present in Person and Proxy	Percentage of Shares Present in Person and Proxy
January 29, 1999	1,734,883	1,160,272	66.89%
January 23, 2000	1,683,741	1,037,025	61.59%
January 21, 2001	1,662,731	1,037,881	62.42%

The election of three directors and the election of an auditor were submitted to a vote of the shareholders. Of the total shares present in person and proxy, the following vote of the shareholders was taken:

May 31, 1999 - Election of Class A Directors (3 year term)
Name	For	Against	Abstain
Sadako Hosoi	1,109,137 (63.93%)	51,135 (2.95%)	N/A
Berton Kato	1,109,137 (63.93%)	51,135 (2.95%)	N/A
Anne T. Tamori	1,123,687 (64.77%)	36,585 (2.11%)	N/A

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2002 annual meeting or until their successors shall be elected.

May 31, 2000 - Election of Class A Directors (3 year term)
Name	For	Against	Abstain
Robert Kuwahara	1,036,225 (61.54%)	800 (0.5%)	N/A
Julie Shimonishi	1,021,090 (60.64%)	15,935 (0.95%)	N/A
Glenn Suetsugu	1,036,225 (61.54%)	800 (0.05%)	N/A

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2003 annual meeting or until their successors shall be elected.

May 31, 2001 - Election of Class A Directors (3 year term)
Name	For	Against	Abstain
Clifford Hosoi	1,032,696 (62.11%)	5,185 (0.31%)	N/A
Ricky Manayan	1,030,556 (61.98%)	7,325(0.44%)	N/A
Rene Mansho	1,024,306 (61.60%)	13,575 (0.82%)	N/A

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2004 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)
	Name	For	Against	Abstain
1999	Endo & Company, CPA (Jack Y. Endo)	1,143,762 (65.93%)	15,135 (0.87%)	1,375 (0.08%)
2000	Endo & Company, CPA (Jack Y. Endo)	1,021,185 (60.65%)	15,135 (0.90%)	705 (0.04%)
2001	Endo & Company, CPA (Jack Y. Endo)	1,035,756 (62.29%)	1,400 (0.08%)	725 (0.04%)

PART II

ITEM 5. Market for Common Stock and Related Shareholder Matters

The common shares of the Company are neither traded nor listed on an exchange and has no established public trading market.
Number of record holders as of the fiscal years ended May 31:
1999	1,628
2000	1,598
2001	1,557

The Company redeemed the following number of shares during the fiscal years ended May 31,:
	No. of Shares	Redemption Price
1999	65,772	$4.25
1999	4,500	$3.75
2000	15,255	$4.25
2001	11,280	$4.25
2001	11,925	$4.00

A cash dividend has been declared and paid once a year since 1969. The following is a schedule of cash dividends paid during the fiscal years ended May 31,:
	Date Dividend Declared	Date Dividend Paid	Cash Dividend per Share
1998	October 15, 1998	January 2, 1999	$.10
1999	November 15, 1999	January 2, 2000	$.06
2000	October 19, 2000	Januar y 2, 2001	$.045

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth items from Hosoi Garden Mortuary, Inc.'s statement of income as percentages of net revenues:
	Years Ended May 31,
	1999	2000	2001
Total revenues	100%	100%	100%
Cost of revenues	74.7	71.5	69.1
Gross profit	25.3	28.5	30.9
Selling, general, and administrative expenses	24.0	27.7	30.6
Operating income	1.2	0.8	0.3
Other income (expenses)	6.2	6.2	7.6
Income before income taxes and equity in earnings (losses) of equity investees	7.4	7.0	7.9
Provision for income taxes	3.2	2.3	3.0
Income before equity in earnings (losses) of equity investees	4.2	4.7	4.9
Equity in earnings (losses) of equity investees	(6.9)	(0.2)	5.2
Net (loss) income	(2.7)%	4.5%	10.1%

Critical Accounting Policies and Accounting Changes

The Company's financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Note (1) to the financial statements provides a summary of the Company's significant accounting policies. Following is a discussion of the uncertainties and significant estimates and judgments that are involved in applying these accounting policies.

In general, judgment is involved when assessing the realizability or recoverability of the carrying values of assets, and the timing of loss recognition on assets. The Company's assets that are susceptible to such judgments include securities available-for-sale, accounts receivable, inventories, deferred tax assets, and property and equipment. The Company believes that based on its long history of profitability and absent any negative market information to the contrary, that its property and equipment and deferred tax assets are not impaired and thus no losses are inherent in the carrying values of such assets.

While securities available-for-sale are carried at market value in the accompanying financial statements, the difference between cost and market values is not reflected in net income until securities are sold (the difference is reflected as a separate component of stockholders' equity until sold, in accordance with generally accepted accounting principles). Judgement is involved in determining whether a loss on an individual security should be charged against net income prior to selling the security. In general, the Company does not report losses on such securities prior to their sale date, unless the unrealized losses are significant relative to the carrying value of the security, and the unrealized loss has been in existence for a sustained period of time (i.e., for a year or longer). Since the Company's securities portfolio is actively managed by professional managers, loss securities are not carried for sustained periods of time, and accordingly, gross unrealized losses have not been significant. In fiscal 1999, 2000, and 2001, no losses were charged against net income for loss securities prior to their sale date. Note (5) to the financial statements provides more information on the Company's securities portfolio and its gross unrealized gains and losses.

The Company believes that the carrying value of inventories and accounts receivable, net of allowance for uncollectible accounts, are not stated in excess of their recoverable amounts, based on detailed analysis of these accounts, which included a review of subsequent activity after the Company's May 31, year end.

In addition to the above asset accounts, judgment is also involved in applying the equity method of accounting for the Company's investment in Garden Life Plan, Ltd. (GLP), a 50% owned-investee. Since GLP's liabilities exceed its assets, it has negative equity. Under generally accepted accounting principles, judgment is involved on the part of the Company as an investor in determining whether to carry its investment in GLP at a zero value, or to record a "negative investment" equal to 50% of GLP's negative equity. Because GLP's business activities are so closely aligned with the business activities of the Company (GLP in effect serves as a sales agent for mortuary services for the Company) and because the Company has an obligation to provide mortuary services to GLP in connection with GLP's prearranged funeral contracts, the Company has determined that it is appropriate to record a "negative investment" in GLP. This is reflected in the accompanying balance sheets under the caption Accumulated Losses of Equity Investee in Excess of Investment. As a result, the Company's share of GLP's earnings (losses) are also reflected in the Company's statements of income and comprehensive income. Since the Company does not control GLP (it is managed by GLP's other 50% owner) consolidation accounting is not appropriate for this investment.

New Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 address financial accounting and reporting for business combinations and establishes the purchase method for accounting for such transactions. SFAS No. 142 address accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but must be tested for impairment annually.

The adoption of these new standards will not impact the 1999, 2000, and 2001 financial statements, however in fiscal year ended May 31, 2003 the acquisition of GLP will be accounted for under these new pronouncements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provision of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale. The scope of SFAS No. 144 excludes goodwill and other non-amortizable intangible assets to be held and used as well as goodwill associated with a reporting unit to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Recission of FASB Interpretation No. 34. Fin 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 is not expected to have a material effect on the Company's financial statements.

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chief executive office and its chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the U. S. Securities and Exchange Commission.

Results of Operations

Revenues

The Company's revenues increased by $82,813 in 1999 over 1998. The increase of 3.1% is attributable to an increase in the total number of services performed from 1,050 in 1998 to 1,063 in 1999, which is an increase of 1.2% and the results of a price increase instituted during the 1999 fiscal.

The Company's revenues decreased by $21,690 in 2000 over 1999. The decrease of 0.8% is principally attributable to an increase in the number of prearranged funeral services in 2000 over 1999. Prearranged funeral services, which generate a lower average prices, increased from 410 in 1999 to 451 in 2000 which is an increase of 10%. The decrease in total revenues resulting from the increase in prearranged funeral services in 2000 was partially offset by an increase in revenues from at-need services and additional merchandise sales to prearranged funeral service customers.

The Company's revenues decreased by $123,283 in 2001 over 2000. The decrease of 4.5% is principally attributable to an overall decrease in the total number of services performed from 1,109 in 2000 to 1,067 in 2001, which is a decrease of 3.8%. In addition the number of prearranged funeral services which generate a lower average price, increased from 451 in 2000 to 459 in 2001, which is an increase of 1.8%.

The Company expects that the total number of prearranged funeral services will account for between 40% to 50% of total services within the next five years. The Company expects to mitigate the reduction in revenues from this expected increase in prearranged funeral services by a combination of sales of additional merchandise to its prearranged customers and marketing its at-need services to ethnic groups other than Japanese, which current comprise a minor part of its funeral services.

In addition, the Company expects to construct its own crematory to reduce the cost of its cremation services which is currently provided by an outside crematory.

The following table set forth the total number of services performed, excluding services rendered to Woolsey-Hosoi Mortuary Services, LLC for the fiscal years ended May 31,:
	Total number of services performed	Number of services at-need	Number of prearranged funeral services
1999	1,063 (100.0%)	653 (61.4%)	410 (38.6%)
2000	1,109 (100.0%)	658 (59.3%)	451 (40.7%)
2001	1,067 (100.0%)	608 (57.0%)	459 (43.0%)

The continued affiliation with Woolsey Funeral & Cemetery Services, Inc., described in ITEM 1.Description of Business, is a revenue source from a segment of the community which was not previously served by the Company. This affiliation with Woolsey Funeral & Cemetery Services, Inc. is expected to provide an additional revenue source from an ethnic group (Polynesian) which currently contributes only a minor part of the Company's revenues.

Future operating results will be adversely affected if revenues do not increase in relation to the increase in operating expenses. The expected increase in the number of prearranged funeral services will limit the growth of revenues and it is the Company's intention to upgrade its facilities and personnel to enable it to increase the capacity of the physical plant. The upgrade of the Company's facilities and personnel is expected to mitigate the effects of the increase in prearranged funeral services.

Current plans to increase capacity and revenues include the following:

1. Upgrade and train professional staff to meet the current market demands and changing the nature of customer preferences. The current trend indicates that families are having smaller private services with lower priced merchandise.

2. Upgrade the facilities to provide the capacity to provide multi-cultural services and to service the expected increase in prearranged funeral services.

3. Establishment of a pre-need authority or purchase the 50% share of the Company's partner in Garden Life Plan, Ltd.

4. Construction of an on-site crematory.

Gross Profit

Gross profit as a percentage of total revenues increased to 25.3% in 1999 from 21.2% in 1998. The increase is due to the increase in revenues and the decrease in salaries and wages and real property taxes.

Gross profit as a percentage of total revenues increased to 28.5% in 2000 from 25.3% in 1999. The 3.2% increase in gross profit is attributable to a decrease in lease rent and real property taxes. The decrease in lease rents is attributable to the execution of a new lease agreement, in October 1999, which reduced the annual lease rent.

Gross profit as a percentage of total revenues increased to 30.9% in 2001 from 28.5% in 2000. The 2.4% increase in the gross profit margin is attributable to effects of an entire year of reduced lease rent and a decrease in real property taxes.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, as a percentage of total revenues, decreased to 24.0% in 1999 from 26.7% in 1998. The decrease is attributable to decreases in professional services, advertising and promotions and bad debts expense.

Selling, general, and administrative expenses, as a percentage of total revenues, increased to 27.7% in 2000 from 24.0% in 1999. The increase is attributable to increases in professional services, advertising and promotion, salaries and wages, and educational expenses. The increase in educational expenses was for the cost of training of an employee at the San Francisco Mortuary Science School.

Selling, general, and administrative expenses, as a percentage of total revenues, increased to 30.6% in 2001 from 27.7% in 2000. The increase is primarily attributable to increases in professional services and advertising and promotion expenses. The increase in professional services is attributable to the Company's negotiations to purchase its co-shareholder's 50% ownership of Garden Life Plan, Ltd. (GLP).

It is expected that professional services will increase in the short term as the Company continues to incur legal and accounting expenses for issues related to the following:

a) Issues concerning expansion of its facilities,

b) Establishment of its own pre-need funeral authority,

c) Refiling of its 10-KSB filings for the years ended May 31, 1999, 2000, and 2001.

Equity in Earnings (losses) of Garden Life Plan, Ltd. (GLP)

GLP restated its retained earnings as of June 1, 1998 from $3,206,730 to an accumulated deficit of $870,619. GLP's restatement was largely caused by the need to revise its revenue recognition and cost deferral policies to conform to SAB 101 guidance. Due to this restatement, the equity in losses of GLP in 1999 of $(197,234) is not comparable to the equity in earnings reported in 1998.

Equity in losses of GLP decreased from $(197,234) in 1999 to $(26,437) in 2000. The 86.6% decrease is attributable to a decrease in GLP's provision for income taxes from $301,131 in 1999 to $(53,962) in 2000.

Equity in earnings of GLP increased from $(26,437) in 2000 to $99,274 in 2001. The 475.5% increase is attributable to an increase in GLP's income tax benefits and a decrease in selling, general and administrative expenses during 2001. The decrease in selling, general and administrative costs is attributable to GLP "winding down" its selling efforts due to the anticipated termination of the service agreement between the Company and GLP in September 2001.

Income Taxes

The Company's effective income tax rate was 42.7%, 33.4% and 38.2% in 1999, 2000, and 2001, respectively.

Liquidity and Capital Resources

Total working capital decreased by $487,891 to $1,901,695 in 1999 from $2,389,586 in 1998. The decrease is attributable to a decrease in current assets, particularly in income taxes receivable of $226,732 and a decrease in cash used to redeem the Company's shares. Working capital ratio was 5.6:1 in 1999 and 6.7:1 in 1998.

Total working capital remained relatively unchanged at $1,910,731 in 2000 and at $1,901,695 in 1999. Working capital ratio was 5.3:1 in 2000 and 5.6:1 in 1999. Securities available-for-sale increased to $891,482 in 2000 from $847,718 in 1999 as an result of earnings on the investments. Securities held-to-maturity decreased to $876,950 in 2000 from $888,931 in 1999 as result of maturing U.S. Treasury bills which were not reinvested.

Total working capital was $1,895,720 in 2001 and $1,910,731 in 2000 a decrease of $15,011. Working capital ratio was 4.8:1 in 2001 and 5.3:1 in 1999. The slight decrease in working capital and working capital ratio was a result of increases in accounts payable and accrued liabilities relative to the increase in total current assets. Securities available-for-sale increased to $928,668 in 2001 from $891,482 in 2000 as a result of an increase in the market value of the Company's investments. Securities held-to-maturity increased to $888,846 in 2001 from $876,950 in 2000 as result of the reinvestment of earnings on the securities.

At the end of 1999, 2000, and 2001 the Company did not have any long-term debt. The Company expects that cash flows from operations, its cash reserves and earnings on its investments will be adequate to meet the Company's cash requirements in the foreseeable future.

The following table set forth dividends paid and dividend per share:
	No. of outstanding shares	Dividends paid	Dividend per share
1999	1,674,541	$173,488	$0.10
2000	1,659,286	$101,024	$0.06
2001	1,636,081	$74,825	$0.045

The following table set forth the cash outflow for the acquisition of the Company's shares:
	No. of shares redeemed	Total cash paid for acquisition
1999	70,272	$296,407
2000	15,255	$64,834
2001	23,205	$95,640

The Company expects that future acquisitions will be in the range of $75,000 to $100,000 per year.

Contractual, Commercial and Contingent Commitments

The Company has the following contractual obligations, commercial and contingents commitments in the ordinary course of conducting its business.

Operating leases - The Company's operating lease agreement primarily relates to the funeral service location which contains an option in the third five year period for the base rent to be fair market value but in no event will the base rent exceed $200,000. See Note (12) to the consolidated financial statements in Item 7 of this Form 10-KSB/A for further discussion regarding the Company's lease obligation.

Prearranged funeral service contracts - The Company had a Servicing Agreement (Agreement) with its 50% owned investee, Garden Life Plan, Ltd. (GLP) which terminated on September 15, 2001. The Company is obligated to service the sales of the remaining contracts sold prior to the termination date. See Note (2) to the financial statements in Item 7 of this Form 10-KSB/A for further discussion regarding the Company's contractual obligations.

ITEM 7. Financial Statements

The restated audited balance sheets, statements of income and comprehensive income, statements of cash flows and changes in shareholders' equity for the fiscal years ended May 31, 1999, 2000, and 2001 are on pages F-1 to F- 6 of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In a letter dated October 5, 2001, the Company's auditor, Endo & Company, Certified Public Accountant, informed the Company's Finance Committee that it could not stand for re-election as auditor because it determined that it was not independent in accordance with the Security Exchange Commission's prohibition against bookkeeping services. The Finance Committee informed the Board of Director and recommended that the Company engage and approve new auditors for the Company's financial statements restated for the years ended May 31, 1999, 2000, and 2001.

The Company does not have any disagreement with its past auditor, and does not anticipate any disagreement with its newly engaged auditor, relating to accounting or financial disclosure issues.

On September 10, 2002, the Company engaged PricewaterhouseCoopers LLP, to audit the Company's restated financial statements as of and for the years ended May 31, 1999, 2000, and 2001.

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

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on page (18) for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company are set forth below.

Directors Whose Terms Expired in 1999 and Who Were Elected to Terms Expiring in 2002

At the January 29, 1999 annual meeting the following were elected to new three-year terms which will expire in 2002.

Sadako Hosoi is the widow of Herman S. Hosoi, founder of the Company. She has been a director of the Company since 1957 and is the Chairperson of the Board Emeritus. In the past, she has served as chairperson of the Company and treasurer. She serves as a director of Garden Life Plan, Ltd. She is the mother of Julie S. Shimonishi, director, Clifford Hosoi, director and president and chief executive officer of the Company, and Anne T. Tamori, director and vice president of operations of the Company.

Berton T. Kato is an attorney licensed in the State of Hawaii and has his own law practice. He has been a director of the Company since 1996. He serves as a director of Garden Life Plan, Ltd.

Anne T. Tamori has been employed by the Company since 1978. She has been a vice president of operations and director of the Company since 1994. She has served as an associate secretary of the Company. She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director and, president and chief executive officer of the Company, and Julie S. Shimonishi, director.

Directors Whose Terms Expire in 2000 and Who Were Elected to Terms Expiring in 2003

At the January 23, 2000 annual meeting the following were elected to new three-year terms which will expire in 2003.

Julie S. Shimonishi is a school teacher and has been employed by the Hongwanji Mission School since 2001. She has been a director since 1979. She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director and, president and chief executive officer of the Company, and Anne T. Tamori, director and vice president of operations of the Company.

Robert Kuwahara is a Certified Public Accountant and has his own CPA practice. He has been a director of the Company since 1995. He is actively involved in human services organizations such as the YMCA.

Glenn Suetsugu is a real estate appraiser and also engages in real property sales and management. He has been a director of the Company since 1999. He provides volunteer work for the Boys Scout of America. He resigned as a director of the Company on December 3, 2001.

Directors Whose Terms Expire in 2001 and Who Were Elected to Terms Expiring in 2004

At the January 21, 2001 annual meeting the following were elected to new three-year terms which will expire in 2004.

Clifford Hosoi has been a director of the Company since 1989. He was a vice president from 1989 until his appointment as president and chief executive officer of the Company as of January 1, 1994. He has been a licensed embalmer since 1979. He has been a funeral director for the Company since 1985. He serves as a director of Garden Life Plan, Ltd. He is the son of Sadako Hosoi, director, and the brother of Julie S. Shimonishi, director, and Anne T. Tamori, director and vice president of operations of the Company.

Rene Mansho was an elected member of City Council of the City and County of Honolulu and has served on the City Council since 1988. She has been a director of the Company since 1993. She served as chairperson of the Board of Directors and was elected to the position in 1994. She has been a school teacher, vice-principal and administrator with the Department of Education of the State of Hawaii between 1971 through 1988. Other organizations which she was involved in included the Hawaii State Association of Counties, the Mililani Hongwanji, Mililani YMCA, Honolulu Japanese Chamber of Commerce, Goodwill Industries, Great Aloha Run, Salvation Army, Wahiawa Lions, Muscular Dystrophy Association of Hawaii. She resigned as a director of the Company on June 25, 2002.

Ricky C. Manayan is currently president of RAM Marketing, LLC. He has been a director of the Company since 1995. His other business affiliations include Rick Manayan & Associates of which he is the president. He is vice president of Trans-Pacific Realty, Inc. and a general partner of Transpacific Empire, Inc.

Other Executive Officers are as Follows:

David Fujishige has been employed by the Company since 1989. He has been a funeral director since 1991. He has been a vice president funeral services of the Company since 1994. Prior to joining the Company, he was a food production supervisor at Rehabilitation Hospital of the Pacific.

Keith Numazu was employed by the Company since 1992. He was treasurer of the Company since 1994 until he resigned on August 10, 2001. Prior to joining the Company, he was a systems operator/analyst for Consolidated Amusement, Inc. and a senior systems analyst/programer for Holmes and Narver, Inc. and Raytheon Services Nevada.

Elaine Nakamura has been employed by the Company since 1963. She is the secretary of the Company and Garden Life Plan, Ltd.

Directors and Executive Officers of the Company
Name	Age	Office	Director Since	Family Relationship	Years Employed
Sadako Hosoi	84	Director/Chairperson Emeritus	1957	Mother of Julie S. Shimonishi, Director, Clifford Hosoi, Director, Chief Executive Officer, and President, and Anne T. Tamori, Director and Vice President of Operations	N/A
Rene Mansho	52	Director/Chairperson of the Board	1993	None	N/A
Clifford Hosoi	53	Director, President, and Chief Executive Officer	1989	Son of Sadako Hosoi, Brother of Julie S. Shimonishi and Anne T. Tamori	21
Julie S. Shimonishi	55	Director	1979	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Anne Tamori	Part-time since 1996
Ricky C. Manayan	42	Director	1995	None	N/A
Berton T. Kato	53	Director	1996	None	N/A
Robert Kuwahara	54	Director	1995	None	N/A
Glenn Suetsugu	52	Director	1999	None	N/A
Anne T. Tamori	54	Director and Vice President of Operations	1994	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Julie S. Shimonishi	23
Elaine Nakamura	63	Secretary	N/A	None	38
David Fujishige	53	Vice President of Funeral Services	N/A	None	12
Keith Numazu	39	Treasurer	N/A	None	8

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

Certain Reports

The Company has been informed that none of its directors, officers or holders of ten percent or more of its securities were required to file Forms 3 or 4 during the fiscal years ended May 31, 1999, 2000, and 2001, and that during this same time period none of the holders of five percent or more of the Company's securities were required to file a report on Schedule 13D.

ITEM 10. Executive Compensation

The following sets forth the information, on an accrual basis, with respect to the compensation of the chief executive officer of the Company for the three fiscal years ended May 31, 1999, 2000, and 2001.

Summary Compensation - Annual Compensation
Name and Position	Year Ended May 31,	Salary	All Other Compensation
Clifford Hosoi, President and Chief Executive Officer	1999	$52,961	$8,098 (1)
Clifford Hosoi, President and Chief Executive Officer	2000	$64,788 (2)	$8,987 (3)
Clifford Hosoi, President and Chief Executive Officer	2001	$71,477	$8,303 (4)

(1) Amount shown includes $2,355 contributed to the Company's money purchase pension plan, $3,668 contributed to the Company's profit-sharing plan, and $2,075 fees paid as a director.

(2) Amount shown includes retroactive pay of $7,292.

(3) Amount shown includes $3,239 contributed to the Company's money purchase pension plan, $4,248 contributed to the Company's profit-sharing plan, and $1,500 fees paid as a director.

(4) Amount shown includes $3,209 contributed to the Company's money purchase pension plan, $3,944 contributed to the Company's profit-sharing plan, and $1,150 fees paid as a director.

The total annual salary and bonus for any other executive officer does not exceed $100,000.

The standard fees paid to directors are $100 for each Board of Directors meeting attended and $25 for each committee meeting attended.

Compensation Pursuant to Plans

(a) Profit-Sharing Plan. The Company has established a profit-sharing plan for the Company's employees. Every employee, who as completed one year of service with the Company, becomes eligible to participate in the profit-sharing plan. An employee who has completed 1,000 hours of service commencing from the date of employment or an anniversary date is considered to have one year of service.

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The Company's total contributions shall not exceed the amount allowable by income tax regulations. The amounts charged against income for the profit-sharing plan was $40,000 in 1999, 2000, and 2001, respectively. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

The investment decision for the profit-sharing plan is formulated by a registered investment advisors through Pacific Century Trust Limited and Salomon Smith Barney, Inc.

(b) Money Purchase Pension Plan. The Company has established a money purchase pension plan, which became effective as of June 1, 1990, for the Company's employees. Every employee, who has completed one year of service with the Company, becomes eligible to participate in the money purchase pension plan. An employee who has completed 1,000 hours of service commencing from the date of employment or an anniversary date is considered to have one year of service.

The Company is required to contribute 5% of each participant's eligible compensation to the money purchase pension plan. The Company's total contributions cannot exceed the amount allowable by income tax regulations. The amounts charged against income for the money purchase pension plan were $26,816, $33,845, and $32,548 in 1999, 2000, and 2001, respectively.

The investment decision for the money purchase plan is formulated by a registered investment advisor through Salomon Smith Barney, Inc.

ITEM 11. Security Ownership of Certain Beneficial Owners & Management

A. Principal Shareholders

The Herman S. Hosoi Trust, whose trustees are Sadako Hosoi and Julie S. Shimonishi, and the Hosoi Family Limited Partnership, whose general partner is the Hosoi Family Voting Trust, by its trustee Julie S. Shimonishi, are the only persons who own of record or are known to the Company to own beneficially more than five percent of the common shares of the Company as of May 31, 1999, 2000, and 2001.

Certain information about the holders is set forth below for the fiscal year ended May 31, 1999
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of shares	Percent of Class
Common	Julie S. Shimonishi 30 N. Kukui Street, Honolulu,HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.38%
		General Partner of the Hosoi Family Limited Partnership, as Trustee of the Hosoi Family Voting Trust	160,250	9.50%
		Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA	8,000	0.47%
		Direct	52,534	3.11%
		Total	379,034	22.46%
Common	Sadako Hosoi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.38%
		Settlor of the Hosoi Family Voting Trust and limited partner of the Hosoi Family Limited Partnership	160,250	9.50%
		Total	318,500	18.88%
Common	Herman S. Hosoi Trust, Sadako Hosoi and Julie S. Shimonishi, Trustees 30 N. Kukui Street, Honolulu, HI 96817	Direct	158,250	9.38%
Common	Hosoi Family Limited Partnership (1) 30 N. Kukui Street, Honolulu, HI 96817	Direct	160,250	9.50%

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

Certain information about the holders is set forth below for the fiscal year ended May 31, 2000
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of shares	Percent of Class
Common	Julie S. Shimonishi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.53%
		General Partner of the Hosoi Family Limited Partnership, as Trustee of the Hosoi Family Voting Trust	160,250	9.66%
		Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA	8,000	0.48%
		Direct	52,534	3.17%
		Total	379,034	22.84%
Common	Sadako Hosoi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.53%
		Settlor of the Hosoi Family Voting Trust and limited partner of the Hosoi Family Limited Partnership	160,250	9.66%
		Total	318,500	19.19%
Common	Herman S. Hosoi Trust, Sadako Hosoi and Julie S. Shimonishi, Trustees 30 N. Kukui Street, Honolulu, HI 96817	Direct	158,250	9.53%
Common	Hosoi Family Limited Partnership (1) 30 N. Kukui Street, Honolulu, HI 96817	Direct	160,250	9.66%

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

Certain information about the holders is set forth below for the fiscal year ended May 31, 2001
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of shares	Percent of Class
Common	Julie S. Shimonishi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.60%
		General Partner of the Hosoi Family Limited Partnership, as Trustee of the Hosoi Family Voting Trust	160,250	9.72%
		Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA	8,000	0.49%
		Direct	52,534	3.19%
		Total	379,034	23.00%
Common	Sadako Hosoi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.60%
		Settlor of the Hosoi Family Voting Trust and limited partner of the Hosoi Family Limited Partnership	160,250	9.72%
		Total	318,500	19.32%
Common	Herman S. Hosoi Trust, Sadako Hosoi and Julie S. Shimonishi, Trustees 30 N. Kukui Street, Honolulu, HI 96817	Direct	158,250	9.60%
Common	Hosoi Family Limited Partnership (1) 30 N. Kukui Street, Honolulu, HI 96817	Direct	160,250	9.72%

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

B. Directors and Executive Officers

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 1999, 2000, and 2001 is set forth below:
			Percent of Class
Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	1999	2000	2001
Common	Julie S. Shimonishi	379,034 (2)	22.46%	22.84%	22.98%
Common	Sadako Hosoi	318,500 (3)	18.88%	19.19%	19.31%
Common	Clifford Hosoi	52,532 (4)	3.11%	3.14%	3.19%
Common	Anne T. Tamori	56,534 (5)	3.35%	3.41%	3.43%
Common	Richard B. Dole	1,000 (6)	0.06%	N/A	N/A
	All Directors and officers as a group (14 persons) (7)	489,100	28.29%	29.42%	29.60%

(1) The address of each person is 30 N. Kukui Street, Honolulu, HI 96817, except for Richard B. Dole whose address is 1255 Nuuanu Avenue, Suite C-104, Honolulu, HI 96817.

(2) Includes:
	Percent of Class
No. of Shares	1999	2000	2001
52,534	3.11%	3.17%	3.19%	as to which Ms. Shimonishi exercises sole voting and investment powers;
8,000	0.47%	0.48%	0.49%	as to which Ms. Shimonishi exercises sole voting and investment powers as Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA;
158,250	9.38%	9.53%	9.60%	as to which Ms. Shimonishi and Sadako Hosoi exercises sole voting and investment powers as trustees of the Herman S. Hosoi Trust; and
160,250	9.50%	9.66%	9.72%	as to which Ms. Shimonishi, as trustee of the Hosoi Family Voting Trust, has voting and investment powers over the shares owned by the Hosoi Family Limited Partnership.

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

(4) Voting and investment powers exercised solely.

(5) Includes:
	Percent of Class
No. of Shares	1999	2000	2001
52,534	3.11%	3.17%	3.19%	as to which Mrs. Tamori exercises sole voting and investment powers; and
4,000	0.24%	0.24%	0.24%	as to which Mrs. Tamori exercises sole voting and investments powers for Ryan Tamori under HUGMA.

(6) Voting and investment powers exercised solely.

(7) Rene Mansho, who served as a director during the fiscal year ended May 31, 2002, and Ricky C. Manayan, Berton T. Kato, Robert Kuwahara and Glenn Suetsugu, who are currently serving as directors, and Elaine Nakamura, David Fujishige and Keith Numazu, who are currently serving as officers, do not own any shares of the Company.

ITEM 12. Certain Relationships and Related Transactions

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts), which own a 13% and 12% interest in the land. The terms of the lease agreement between the Company and the Trusts are described in ITEM 2- Description of Property.

PART IV

ITEM 13. Exhibits and Reports on Form 8-K

A. Exhibits

Except as noted, the following exhibits were previously filed on August 31, 1981, as exhibits to Form 10-K for the fiscal year ended May 31, 1981, for the Company and are incorporated herein by reference:
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation and Succession
(3)	Articles of Association and By-Laws
	(a)	Articles of Association, Affidavit of Officers and Supplemental affidavit of incorporation filed May 31, 1957
	(1)	Amendments
(i) January 18, 1962
(ii) January 16, 1963
(iii) February 3, 1972
(iv) February 2, 1977
(v) March 31, 1978
	(b) By-Laws	dated May 31, 1957
	(1)	Amendments
(i) January 30, 1972
(ii) March 31, 1978
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	(a)	Equity securities: Articles of Associations and Affidavit of Officers, Certificate of Amendment filed January 16, 1963, in the Hawaii Department of Regulatory Agencies.
	(b)	Debt Securities: Not applicable.
(9)	Voting Trust Agreement

Hosoi Family Voting Trust Agreement dated December 30, 1994, between Sadako Hosoi, as settlor, and Julie S. Shimonishi, as trustee, covering 160,250 shares owned by the Hosoi Family Limited Partnership. (5)

(10)	Material Contracts
	(i)	Lease between the Company, as lessee, and Sadako Hosoi and Julie Sakaye Shimonishi, as trustees of the Herman S. Trust, and Clifford Isamu Sadao Hosoi, Anne Ume Toyo Tamori and Julies Sakaye Shimonishi, as trustees under the Hosoi-Tamori-Shimonishi Trust, as lessor, dated as of July 10, 1990 (2)
	(ii)	Deed conveying the interest of the late Herman Hosoi to the Trustees of the Herman S. Hosoi Trust, dated February 27, 1978.
	(iii)	Profit-sharing Plan. (3)
	(iv)	Annuities. (3)
	(v)	Amendment to profit-sharing plan. (4)

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

11) Statements Re Computation of Per Share Earnings:

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

(28) Information from Reports to State Insurance Regulatory Authorities

Not applicable.

(99) Additional Exhibits

Not applicable.

B. Reports on Form 8-K

The Company did not file any report on Form 8-K in the fiscal year ended May 31, 1999 and 2000.

The Company filed the following report on the Form 8-K in the last quarter of the year ended May 31, 2001:

Form 8-K (Current Report) dated March 13, 2001, was filed the U. S. Securities and Exchange Commission on March 29, 2001, and reported the following:
(i)	the issuers' Form 10-KSB (Annual Report) for the fiscal year ended May 31, 1999 was amended to note that the audit report of the financial statements of the Company's equity investee, Garden Life Plan, Ltd. (GLP), should not have been included in the initial filing of the Annual Report because the report of GLP's auditors was issued in draft form:
(ii)	the Company's auditor has reissued its report on the Registrant's financial statements as of and for the year ended May 31, 1999;
(iii)	the Registrant's equity in earnings of GLP for the fiscal year ended May 31, 1999 is not reflected in the table on page 7 of the Amended Annual Report which sets forth the Company's statements of income and comprehensive income as percentages of total revenues;
(iv)	the report on GLP's financial statements as of and for the year ended May 31, 1999 has not been completed because of a disagreement with GLP's former auditors over recognition of revenue of the initial 30% of each funeral plan sold and the consolidation of the financial statements of GLP and Garden Life Plan Trust (GLFPT);
(v)	GLP has retained new auditor for the audit of its financial statements for the year ended May 31, 1999 and it is expected that the successor auditor will be able to resolve the issues with respect to the accounting for the recognition of revenues and the consolidation of the financial statements of GLP and GLFPT;
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
Dated:	January 7, 2003
Honolulu, Hawaii
HOSOI GARDEN MORTUARY, INC.
/s/ Clifford Hosoi
By: Clifford Hosoi, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A for the year ended May 31, 1999, 2000, and 2001, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.
Dated: January 7, 2003	/s/ Clifford Hosoi
Clifford Hosoi, Director, President, and Chief Executive Officer
Dated: January 7, 2003	/s/ Sadako Hosoi
Sadako Hosoi, Director
Dated: January 7, 2003	/s/ Berton T. Kato
Berton T. Kato, Director
Dated: January 7, 2003	/s/ Robert Kuwahara
Robert Kuwahara, Director
Dated: January 7, 2003	/s/ Ricky C. Manayan
Ricky C. Manayan, Director
Dated: January 7, 2003	/s/ Julie S. Shimonishi
Julie S. Shimonishi, Director
Dated: January 7, 2003	/s/ Anne T. Tamori
Anne T. Tamori, Director and Vice President of Operations
Dated: January 7, 2003	/s/Reed Shiraki
Reed Shiraki, Director
Dated: January 7, 2003	/s/ Reverend Thomas Okano
Reverend Thomas Okano, Director

* * * * *

SIGNATURES

* * * * *

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Annual Report (Form 10-KSB/A) of Hosoi Garden Mortuary, Inc. for the years ended May 31, 1999, 2000, and 2001;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003

/s/ Clifford Hosoi

Clifford Hosoi,

President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Annual Report (Form 10-KSB/A) of Hosoi Garden Mortuary, Inc. for the years ended May 31, 1999, 2000, and 2001;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003

/s/ Jack Y. Endo

Jack Y. Endo,

Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hosoi Garden Mortuary, Inc. (the "Company") on Form 10-KSB/A for the years ended May 31, 1999, 2000, and 2001 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Clifford Hosoi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained it the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 7, 2003

/s/ Clifford Hosoi

Clifford Hosoi

Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hosoi Garden Mortuary, Inc. (the "Company") on Form 10-KSB/A for the years ended May 31, 1999, 2000, and 2001 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Clifford Hosoi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained it the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 7, 2003

/s/ Jack Y. Endo

Jack Y. Endo

Chief Financial Officer

PricewaterhouseCoopers LLP

999 Bishop Street, Suite 1900

Honolulu, HI 96813

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of Hosoi Garden Mortuary, Inc.

In our opinion, based on our audits and the reports of other auditors, the accompanying balance sheets and the related statements of income and comprehensive income, of shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Hosoi Garden Mortuary, Inc. (the Company) at May 31, 2001, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden Life Plan, Ltd., a 50% owned investee accounted for under the equity method of accounting. The accumulated losses of Garden Life Plan, Ltd. in excess of the Company's investment was $559,203, $658,478, and $632,041 as of May 31, 2001, 2000, and 1999, respectively, and represent 11.5%, 13.5%, and 13.0% of the Company's total liabilities and stockholders' equity as of May 31, 2001, 2000, and 1999, respectively. The Company' equity in earnings (losses) of Garden Life Plan, Ltd. for the years ended May 31, 2001, 2000, and 1999, amounted to $99,274, $(26,437), and $(197,234), respectively. Garden Life Plan, Ltd.'s financial statements were audited by other auditors whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Company, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note (15) to the financial statements, all of the accompanying financial statements previously audited by other independent accountants have been restated.

/S/ PRICEWATERHOUSECOOPERS LLP

Honolulu, Hawaii

December 30, 2002

HOSOI GARDEN MORTUARY, INC.

BALANCE SHEETS

(RESTATED)

_ _ _ _ _ _ _ _ _ _ _ _ _

May 31, 1999, 2000, and 2001
A S S E T S
	1999	2000	2001
CURRENT ASSETS
Cash and Cash equivalents(Notes 1 and 4)	$928,162	$828,818	$980,416
Securities available-for-sale, at market (Notes 1 and 5)	847,718	891,482	928,668
Accounts receivable, less allowance of $62,710, $67,110, and $61,051	321,453	300,506	269,000
Income taxes receivable (Note 1)	10,943	50,956	--
Inventories (Note 1)	143,974	223,674	160,775
Prepaid expenses and other current assets	58,865	58,353	52,026
Deferred income taxes (Note 6)	--	--	132
TOTAL CURRENT ASSETS	2,311,115	2,353,789	2,391,017
INVESTMENTS
Woolsey-Hosoi Mortuary Services, LLC (Note 3)	22,345	25,718	41,177
Cemetery plots	1,350	1,350	1,350
Securities held-to-maturity, at cost (Notes 1 and 5)	888,931	876,950	888,846
	912,626	904,018	931,373
DEFERRED INCOME TAXES (Note 6)	--	2,284	6,200
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Notes 1 and 7)	1,506,092	1,467,067	1,420,366
OTHER ASSETS	101,885	112,987	132,508
TOTAL ASSETS	$4,831,718	$4,840,145	$4,881,464
L I A B I L I T I E S
CURRENT LIABILITIES
Accounts payable	$259,971	$285,651	$329,952
Accrued liabilities (Note 9)	131,716	148,779	159,790
Deferred income taxes (Note 6)	17,733	8,628	--
Income taxes payable (Note 1)	--	--	5,555
TOTAL CURRENT LIABILITIES	409,420	443,058	495,297
DEFERRED RENT	--	6,016	16,328
ACCUMULATED LOSSES OF EQUITY INVESTEE IN EXCESS OF INVESTMENT (Notes 1 and 2)	632,041	658,478	559,203
S T O C K H O L D E R S' E Q U I T Y
COMMON STOCK (Note 1)
Common stock, par value $.20 per share; authorized 3,625,000 shares, issued 1,898,326, 1,883,071, and 1,859,866	379,445	376,394	371,753
RETAINED EARNINGS	3,407,666	3,366,575	3,463,431
ACCUMULATED OTHER COMPREHENSIVE INCOME, net of applicable deferred income taxes (Notes 1 and 5)	84,428	70,906	56,734
TREASURY STOCK, 223,785 shares, at cost (Note 1)	(81,282)	(81,282)	(81,282)
TOTAL STOCKHOLDERS' EQUITY	3,790,257	3,732,593	3,810,636
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,831,718	$4,840,145	$4,881,464

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(RESTATED)

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001
	1999	2000	2001
Revenues
Funeral services	$1,848,591	$1,934,761	$1,940,318
Sales of urns and other items	898,710	790,850	662,010
Total revenues	2,747,301	2,725,611	2,602,328
Cost of revenues
Funeral services	1,662,042	1,564,332	1,450,168
Urns and other items	391,273	383,341	348,470
Total cost of revenues	2,053,315	1,947,673	1,798,638
Gross profit	693,986	777,938	803,690
Selling, general, and administrative expenses
Salaries and wages	249,249	276,930	274,493
Professional services	200,072	222,567	263,780
Profit-sharing and pension fund contribution (Note 11)	66,816	73,845	72,548
Advertising	24,645	41,160	58,833
Taxes and licenses	27,309	29,672	29,841
Other	92,035	110,834	95,725
Total selling, general, and administrative expenses	660,126	755,008	795,220
Operating income	33,860	22,930	8,470
Other income and (expenses)
Interest income, dividends, and other (Note 13)	171,443	185,307	220,053
Interest expense and other	(1,643)	(17,119)	(23,177)
Total other income and (expenses)	169,800	168,188	196,876
Income before income taxes and equity in earnings (losses) of equity investees	203,660	191,118	205,346
Income taxes (Note 10)	86,975	63,838	78,399
Income before equity in earnings (losses) of equity investees	116,685	127,280	126,947
Equity in earnings (losses) of equity investees
Garden Life Plan, Ltd. (Note 2)	(197,234)	(26,437)	99,274
Woolsey-Hosoi Mortuary Services, LLC (Note 3)	7,345	20,873	36,459
	(189,889)	(5,564)	135,733
Net (loss) income	(73,204)	121,716	262,680
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale, net of deferred taxes (credits) of $11,285, $(8,277), and $(8,677)	18,434	(13,522)	(14,172)
Comprehensive income (loss) (Note 1)	$(54,770)	$108,194	$248,508
Average number of share common stock outstanding	1,722,441	1,668,558	1,647,114
Earnings per common stock (Note 1)	$(.04)	$.07	$.16
Dividends per common share	$.10	$.06	$.045

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(RESTATED)

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, May 31, 1998, as previously reported	$393,500	$5,961,355	$65,994	$(81,282)	$6,339,567
Prior period adjustment (Note 15)	--	(2,024,645)	--	--	(2,024,645)
Balance, May 31, 1998, as restated	393,500	3,936,710	65,994	(81,282)	4,314,922
Net loss	--	(73,204)	--	--	(73,204)
Reacquired common stock	(14,055)	(282,352)	--	--	(296,407)
Cash dividend paid, $.10 per share	--	(173,488)	--	--	(173,488)
Increase in net unrealized gains on securities available-for-sale, net of deferred taxes	--	--	18,434	--	1 8,434
Balance, May 31, 1999	379,445	3,407,666	84,428	(81,282)	3,790,257
Net income	--	121,716	--	--	1 21,716
Reacquired common stock	(3,051)	(61,783)	--	--	(64,834)
Cash dividend paid, $.06 per share	--	(101,024)	--	--	(101,024)
Decrease in net unrealized gains on securities available-for-sale, net of deferred taxes	--	--	(13,522)	--	(13,522)
Balance, May 31, 2000	376,394	3,366,575	70,906	(81,282)	3,732,593
Net income	--	262,680	--	--	262,680
Reacquired common stock	(4,641)	(90,999)	--	--	(95,640)
Cash dividend paid, $.045 per share	--	(74,825)	--	--	(74,825)
Decrease in net unrealized gains on securities available-for-sale, net of deferred taxes	--	--	(14,172)	--	(14,172)
Balance, May 31, 2001	$371,753	$3,463,431	$56,734	$(81,282)	$3,810,636

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

STATEMENTS OF CASH FLOWS

(RESTATED)

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(73,204)	$121,716	$262,680
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	64,053	65,929	59,282
Net realized gains on sale of securities	(14,445)	(13,386)	(40,928)
Loss on disposal of equipment	--	1,250	--
Increase (decrease) in allowance for doubtful accounts	(16,030)	4,400	(6,05 9)
Undistributed (earnings) losses from Garden Life Plan, Ltd.	197,234	26,437	(99,274)
Undistributed earnings from Woolsey-Hosoi Mortuary Services, LLC	(7,345)	(20,873)	(36, 459)
Distributions from Woolsey-Hosoi Mortuary Services, LLC	--	17,500	21,000
Cash value of life insurance policies	171	(2,669)	(13,899)
Deferred income taxes	9,634	(3,112)	(3,999)
Deferred rent	--	6,016	10,312
(Increase) decrease in certain assets
Accounts receivable	(30,635)	16,547	37,565
Income tax receivable	172,864	(40,013)	50,9 56
Dividend receivable	750,000	--	--
Inventories	5,294	(79,700)	62,899
Prepaid expenses and other current assets	5,922	512	6,326
(Decrease) Increase in certain liabilities
Accounts payable	(25,474)	25,680	44,301
Accrued liabilities	(3,768)	17,063	11,011
Income taxes payable	--	--	5,555
NET CASH PROVIDED BY OPERATING ACTIVITIES:	1,034,271	143,297	371,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(45,585)	(28,154)	(12,581)
Proceeds from sale of investment securities	1,584,108	929,787	1,915,648
Purchases of investment securities	(1,660,473)	(969,983)	(1,946,651)
Investment in Woolsey-Hosoi Mortuary Services, LLC	(15,000)	--	--
Capitalization of architectural study	(3,591)	--	--
Redemption of cash value of life insurance policy	12,078	--	--
Premiums paid for life insurance policies	(6,622)	(8,433)	(5,622)
NET CASH USED IN INVESTING ACTIVITIES:	(135,085)	(76,783)	(49,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Reacquired shares	(296,407)	(64,834)	(95,640)
Cash dividends paid	(173,488)	(101,024)	(74,825)
NET CASH USED IN FINANCING ACTIVITIES:	(469,895)	(165,858)	(170,465)
NET INCREASE (DECREASE)	429,291	(99,344)	151,598
CASH AND CASH EQUIVALENTS, beginning of year	498,871	928,162	828,818
CASH AND CASH EQUIVALENTS, end of year	$928,162	$828,818	$980,416

The accompanying Notes to Financial Statements are an integral part of these statements.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(1) Summary of significant accounting policies

Line of business - The Company is engaged in the business that consists principally of providing mortuary services in the State of Hawaii on the island of Oahu.

On August 3, 2001, the Company incorporated Hosoi Life Plan, Inc.(HLP), a wholly-owned subsidiary, to sell price guaranteed prearranged funeral contracts whereby a customer contractually agrees to the terms of a funeral to be performed in the future by the Company.

Through May 31, 2001 no contracts had been sold by HLP and all prearranged funeral contracts were owned by Garden Life Plan, Ltd. (see Note (2)).

The significant accounting policies followed by the Company are summarized below.

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

Cash and cash equivalent - The Company considers certificates of deposit, money market accounts and all highly liquid debt instruments with original maturities of three months or less to be cash and cash equivalent.

Fair value of financial instruments - The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of current and non-current marketable securities were estimated based on available market information from brokers. The fair value for long-term investments was estimated based on quoted market price at year end.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(1) Summary of significant accounting policies(continued)

Investment securities - The Company classifies its marketable debt securities as held-to-maturity if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as available-for-sale. Securities classified as available-for-sale are carried in the financial statements at fair value. Realized gains and losses are determined using the specific identification method for the cost the shares at the time of sale, and included in earnings; unrealized holding gains and losses are reported as other comprehensive income (loss). Securities classified as held-to-maturity are carried at amortized cost.

Equity Investees - The Company owns 50% of the common stock of Garden Life Plan, Ltd. (GLP) and 50% of the partners' capital of Woolsey-Hosoi Mortuary Services, LLC (Woolsey). These investees are managed and controlled by the management of the Company's co-owners and are accounted for under the equity method of accounting.

Because of its obligation to provide mortuary services to GLP in connection with GLP's prearranged funeral contracts, the Company has continued to recognize its share of GLP's losses in amounts that exceed its investment. As a result, the accumulated losses of GLP in excess of the Company's investment are reported in the balance sheets as a liability (see Note (2)).

Inventories - Inventories of caskets and urns are stated at the lower of cost or market. Cost is determined substantially by the first-in, first-out method and market is based on replacement cost or realizable value.

Property and equipment - Property and equipment are carried at cost. Maintenance and repairs are charged to income as incurred. Major renewals and betterments are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts, the proceeds applied thereto, and any resulting gain or loss is reflected in income.

Depreciation - Depreciation is computed using the declining-balance and straight-line methods. Building and land improvements are depreciated over a period ranging from three to thirty nine years and equipment and vehicles are depreciated over a period ranging from three to ten years.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(1) Summary of significant accounting policies (continued)

Compensated absences - Full-time employees of the Company are entitled to paid vacation and sick days. Unused vacation and sick leave are reflected in accrued liabilities.

Rent expense - The Company's ground lease provides for scheduled rent increases over the term of the lease. Rental expense is recognized on a straight-line basis over the lease term. The difference between the straight-line rent expense and actual payments made under the lease is recorded as Deferred Rent in the balance sheets.

Reacquired shares - Shares reacquired by the Company prior to July 1, 1987 were recorded at cost and are reflected as Treasury Stock in the balance sheets. At May 31, 1999, 2000, and 2001, there were 223,785 shares classified as treasury stock.

Shares reacquired by the Company subsequent to June 30, 1987 are considered constructively retired and directly reduce the amount of common stock outstanding. These reacquired shares are recorded at par value in the statements of stockholders' equity with the excess over par value having been charged to retained earnings.

Earnings per common share - Earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding.

Funeral Operations - Thru fiscal 2001, the Company provided funeral services to customers on an "at-need" basis or under price guaranteed prearranged funeral contracts sold by GLP. Revenues are recognized for services and sales of merchandise when funeral services are performed. Professional services rendered are reported as Funeral Services. Sales of merchandise, including caskets, urns, and other items are reported as Sales of urns and other items.

The components of Cost of Revenues include all direct and indirect costs attributable to the respective components of revenues. Direct costs include the cost of merchandise sold, labor, and certain other related costs. Indirect costs include the cost of insurance, depreciation, supplies, and other labor costs related to the performance and completion of funeral services.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(1) Summary of significant accounting policies (continued)

Advertising - The Company follows the policy of charging the costs of advertising to operations as incurred. Advertising costs for the years ended May 31, 1999, 2000, and 2001 amounted to $24,645, $41,160, and $58,833, respectively.

Income taxes - Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the effects of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, deferred income taxes are measured by applying currently enacted tax laws.

Comprehensive income - Unrealized gains and losses on securities available-for-sale are included in other comprehensive Income.

Recent accounting pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 address financial accounting and reporting for business combinations and establishes the purchase method for accounting for such transactions. SFAS No. 142 address accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but must be tested for impairment annually.

The adoption of these new standards will not impact the fiscal 2001 financial statements; however, the fiscal 2003 acquisition of GLP (see Note (2)) will be accounted for under these new pronouncements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The scope of SFAS No. 144 excludes goodwill and other non-amortizable intangible assets held and used as well as goodwill associated with a reporting unit to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(1) Summary of significant accounting policies (continued)

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Recission of FASB Interpretation No. 34. Fin 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 is not expected to have a material effect on the Company's financial statements.

(2) Garden Life Plan, Ltd.

Garden Life Plan, Ltd., a Hawaii corporation, was engaged in the sale of price guaranteed prearranged funeral contracts. Of the payments received by GLP under these contracts, 70% is placed into trust accounts with Pacific Century Trust Limited (PCT) pursuant to applicable law and is intended to cover the future cost of providing price guaranteed funeral services. PCT, as trustee, invests such trust funds as directed by GLP. The remaining 30% is retained by GLP to cover its operational costs and is non-refundable.

GLP's revenues from the sale of prearranged funeral contracts are deferred until such time that funeral services have been provided. Accumulated realized trust earnings are also deferred until the funeral services have been provided. Incremental and direct costs incurred by GLP relating to the sale of prearranged funeral contracts are deferred and charged to expense as prearranged funeral contract revenues are recognized.

Pursuant to a service agreement with GLP, the Company is the sole servicing mortuary for prearranged funeral contracts sold by GLP and is entitled to receive 70% of the prearranged funeral contract price from GLP upon providing such mortuary services. As of September 15, 2001, GLP ceased selling price guaranteed prearranged funeral contracts; however, the Company is obligated to service contracts sold by GLP prior to September 16, 2001.

On November 6, 2002, the Company purchased the 50% interest in GLP that it did not already own for $2,500,000 in cash. The purchase of this interest in GLP resulted in GLP becoming a wholly-owned subsidiary of the Company, which enables the Company to resume sales of GLP's prearranged funeral contracts.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(2) Garden Life Plan, Ltd. (continued)

The summarized financial information of GLP as of and for the years ended May 31, 1999, 2000, and 2001 is as follows:
	1999	2000	2001
Total assets, including prearranged funeral contract assets of $23,957,939, $25,734,548, and $26,728,213, respectively	$31,855,198	$34,631,479	$36,668,612
Total liabilities, including deferred prearranged funeral contract revenues of $24,232,557, $26,789,104, and $28,535,672, respectively	33,119,284	35,948,438	37,787,024
Total stockholders' deficit	$(1,264,086)	$(1,316,959)	$(1,118,412)
Total revenues	$1,160,721	$1,340,396	$1,318,871
Cost and expenses, including $627,310, $673,834, and $612,325 respectively, related to the purchase of services from the Company	1,254,057	1,447,231	1,217,336
Income taxes (benefit)	301,131	(53,962)	(97,012)
Net income (loss)	$(394,467)	$(52,873)	$198,547

The accumulated losses in excess of the Company's investments in Garden Life Plan, Ltd. as of May 31, 1999, 2000, and 2001 is accounted for as follows:
	1999	2000	2001
Stockholders' deficit of Garden Life Plan, Ltd.	$(1,264,086)	$(1,316,959)	$(1,118,412)
Equity ownership	50%	50%	50%
Accumulated losses in excess of the Company's investment in Garden Life Plan, Ltd.	$(632,041)	$(658,478)	$(559,203)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(3) Woolsey-Hosoi Mortuary Services, LLC

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution for a 50% interest in Woolsey-Hosoi, was $15,000. The Company received distributions of $17,500 and $21,000 for 2000 and 2001, respectively. There was no distribution in 1999.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, use of its facilities and related charges. Revenues from services provided to Woolsey-Hosoi is reflected in Total revenues which amounted to $18,285, $25,751, and $29,365 for the years ended May 31, 1999, 2000 and 2001, respectively. Included in accounts receivable is $4,619 and $6,728 of receivables from Woolsey-Hosoi for 2000 and 2001, respectively.

The summarized financial information of Woolsey-Hosoi as of and for the years ended December 31, 1998, 1999, and 2000 is as follows:
	1998	1999	2000
Total assets	$45,684	$51,259	$81,005
Total liabilities	921	--	179
Total partners' capital	$44,763	$51,259	$80,826
Total revenues	$59,178	$143,965	$246,771
Costs and expenses	44,438	102,218	174,231
Operating income	$14,740	$41,747	$72,540
Net income	$14,763	$41,747	$72,918

The Company's investment in Woolsey-Hosoi as of May 31, 1999, 2000, and 2001 was as follows:
	1999	2000	2001
Partnership capital	$44,763	$51,259	$80,826
Equity ownership	50%	50%	50%
Investment in Woolsey-Hosoi	$22,345	$25,718	$41,177

(4) Cash and cash equivalents

Cash and cash equivalents consist of the following as of May 31:
	1999	2000	2001
Cash on hand	$500	$5,654	$64,561
Checking accounts	153,084	189,906	201,211
Savings accounts	673,069	512,531	531,577
Short-term investments	101,509	120,727	183,067
Total cash and cash equivalents	$928,162	$828,818	$980,416

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(5) Investment securities

As of May 31, 1999, 2000, and 2001, the Company held investments in the following types of securities:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
May 31, 1999
Available-for-sale
Equity securities	$87,975	$30,962	$3,841	$115,096
Mutual funds	623,628	109,996	1,002	732,622
	711,603	140,958	4,843	847,718
Held-to-maturity
U.S. Treasury	888,931	504	3,711	885,724
Totals	$1,600,534	$141,462	$8,554	$1,733,442
May 31, 2000
Available-for-sale
Equity securities	$111,241	$17,502	$12,035	$116,708
Mutual funds	665,925	121,803	12,954	774,774
	777,166	139,305	24,989	891,482
Held-to-maturity
Government notes	58,599	--	3,378	55,221
U.S. Treasury	818,351	21,447	1,262	838,536
	876,950	21,447	4,640	893,757
Totals	$1,654,116	$160,752	$29,629	$1,785,239
May 31, 2001
Available-for-sale
Equity securities	$127,202	$8,379	$2,843	$132,738
Mutual funds	709,999	85,942	11	795,930
	837,201	94,321	2,854	928,668
Held-to-maturity
U.S. Treasury	888,846	349	569	888,626
Totals	$1,726,047	$94,670	$3,423	$1,817,294

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(5) Investment securities (continued)

The maturities of all debt securities held at May 31, 1999, 2000, and 2001 were as follows:
	Available-for-sale		Held-to-maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
May 31, 1999
Within one year	$--	$--	$779,601	$778,332
After one year through five years	--	--	61,229	60,161
After five years	--	--	48,101	47,231
	$--	$--	$888,931	$885,724
May 31, 2000
Within one year	$--	$--	$787,539	$808,968
After one year through five years	--	--	55,530	52,681
After five years	--	--	33,881	32,108
	$--	$--	$876,950	$893,757
May 31, 2001
Within one year	$--	$--	$828,081	$828,336
After one year through five years	--	--	40,234	39,820
After five years	--	--	20,531	20,470
	$--	$--	$888,846	$888,626

The Company sold securities available-for-sale for $94,598, $76,929, and $206,794 in 1999, 2000, and 2001, respectively. Gross realized gains and losses on the sale of securities available -for-sale and maturity of securities held-to-maturity for 1999, 2000, and 2001 were as follow:
	Gross Realized Gains	Gross Realized Losses
1999	$25,351	$10,906
2000	$23,082	$9,696
2001	$56,572	$15,644

The unrealized holding gains on investment securities available-for-sale during the years ended May 31, 1999, 2000 and 2001, and reported as a separate component of Stockholders' Equity, are as follows:
	1999	2000	2001
Unrealized holding gains, net of losses	$136,115	$114,316	$91,467
Deferred income tax on the net unrealized holding gains	(51,687)	(43,410)	(34,733)
	$84,428	$70,906	$56,734

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(6) Deferred income taxes

Deferred income taxes are recognized for differences between the basis of assets and liability for financial statements and income tax purposes. The deferred tax assets and liability represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.

The deferred tax liability results from the recognition of unrealized gains or losses on securities for financial statements and the recognition of gains or losses when securities are sold for income tax purposes.

The deferred tax assets results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the use of the direct write off method for income tax purposes, the accrual of vacation and sick leave when earned for the financial statements and the recognition for income tax purposes when paid, and the accrual of rent expense for financial statement purposes.

The cumulative temporary differences related to the deferred tax assets and (liability) as of May 31, 1999, 2000, and 2001, respectively, were as follows:
	1999	2000	2001
Deferred tax assets:
Accrued vacation and sick leave	$10,141	$9,298	$11,704
Allowance for doubtful account	23,813	25,484	23,161
Deferred rent	--	2,284	6,200
Total deferred tax assets	33,954	37,066	41,065
Deferred tax liability:
Unrealized gains on securities available-for-sale	(51,687)	(43,410)	(34,733)
Total deferred tax liability	(51,687)	(43,410)	(34,733)
Net Deferred Taxes	$(17,733)	$(6,344)	$6,332

(7) Property and equipment

Property and equipment consist of the following:
	1999	2000	2001
Land	$517,040	$517,040	$517,040
Buildings	1,262,530	1,262,530	1,262,530
Land improvements	94,710	94,710	94,710
Equipment and vehicles	419,463	371,980	379,674
Total cost	2,293,743	2,246,260	2,253,954
Accumulated depreciation	(787,651)	(779,193)	(833,588)
Net property and equipment	$1,506,092	$1,467,067	$1,420,366

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ __

Years Ended May 31, 1999, 2000, and 2001

(7) Property and equipment (continued)

Aggregate depreciation charged to operations is as follows:
	1999	2000	2001
Cost of revenues	$61,232	$59,365	$50,772
Selling, general, and administrative expenses	2,821	6,564	8,510
	$64,053	$65,929	$59,282

(8) Funeral service deposits

Included in accounts payable is $33,731 of deposits made by ten individuals that the Company had collected from since 1969 for future services or purchase of merchandise. The payable including interest accrued to May 31, 1999, 2000, and 2001 approximates fair value are as follows:
	Payable	Interest
1999	$33,066	$25,041
2000	$33,351	$25,914
2001	$33,731	$26,294

In an agreement with the Professional and Vocational Licensing Division of the State of Hawaii, Department of Commerce and Consumer Affairs (DCCA), the Company consented to a plan to either convert these funeral service deposits to a Garden Life Plan, Ltd.'s (GLP) prearranged funeral service contract identical to the services and/or merchandise that the depositor originally contracted for or refund the deposit plus accrued interest. The agreement with the DCCA provides that the Company will provide the funds for any difference between the cost of a comparable GLP prearranged funeral service contract and the amount deposited with the Company.

As of May 31, 1999 twenty-seven plans and as of May 31, 2000 and 2001, twenty-eight plans have been converted to GLP prearranged funeral service contracts or refunded to the original depositor. The Company does not anticipate any significant loss from the conversion or refunding of the remaining ten (10) plans.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(9) Accrued liabilities

Accrued liabilities consist of the following:
	1999	2000	2001
Accrued bonus	$21,250	$21,250	$25,000
Accrued wages payable	--	14,642	9,347
Payroll and general excise taxes	16,944	14,555	22,070
Profit-sharing and money purchase pension plan contribution	66,816	73,845	72,548
Vacation and sick leave	26,706	24,487	30,825
Total accrued liabilities	$131,716	$148,779	$159,790

(10) Income taxes

The provisions for income taxes (benefits) consist of the following:
	1999	2000	2001
Current:
Federal	$67,149	$57,585	$71,295
State	10,192	9,365	11,103
	77,341	66,950	82,398
Deferred:
Federal	8,107	(2,619)	(3,365)
State	1,527	(493)	(634)
	9,634	(3,112)	(3,999)
Total	$86,975	$63,838	$78,399

Income taxes paid (refunded), net of refunds, were $(39,073), $116,511 and $75,353 in 1999, 2000, and 2001, respectively.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(10) Income taxes (continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes and equity in earnings of equity investees as follows:
	1999	2000	2001
Federal income tax statutory rate	34.0%	34.0%	34.0%
Graduated tax effect	(2.1)	(1.8)	(2.7)
	31.9	32.2	31.3
State income tax, net of tax benefit	3.3	3.1	3.4
Life insurance premium, net of increase in cash value	--	(1.0)	(2.3)
Effects of partnership equity investee	2.1	3.7	6.0
Others, net	5.4	(4.6)	(0.2)
Effective tax rate	42.7%	33.4%	38.2%

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

Subsequent to May 31, 2001, the Company terminated its money-purchase pension plan and merged its assets with the profit-sharing plan.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(11) Retirement plans (continued)

Contribution to the defined contribution profit-sharing plan is discretionary up to a maximum of fifteen-percent of compensation of eligible employees after one year of service and upon completion of 1,000 hours of service each year.

Amounts charged against income for the retirement plans and the percentage that they represent of eligible compensation are as follows:
	Profit-Sharing		Money-Purchase Pension
	Amount	% of Compensation	Amount	% of Compensation
1999	$40,000	6.9%	$26,816	5.0%
2000	$40,000	6.4%	$33,845	5.0%
2001	$40,000	6.1%	$32,548	5.0%

(12) Lease

The Company leases a portion of the land on which the mortuary is situated from the Herman S. Hosoi Trust and the Hosoi-Tamori-Shimonishi Trust (Trusts) which respectively owns a 13% and 12% interest in the land. As a group, members of the Hosoi family own approximately 29.42% of the outstanding shares of the Company.

On October 31, 1999, the Company entered into a fifteen-year lease which expires on October 31, 2014. For the first five years of the agreement, the Company will pay the higher of $112,200,

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(12) Lease (continued)

plus general excise tax, per year or percentage rent of 25% times 15% of gross annual revenues, as defined. For the second five year period, the Company will pay $132,000, plus general excise tax, per year or the percentage rent. For the third five year period, an appraisal of the property will be required to establish the base rent but in no event will the base rent exceed the greater of $200,000, plus general excise tax, per year or the percentage rent. In addition, the Company is responsible for the payment of real property taxes on the property owned by the Trust. Total rental expense was $345,636, $222,792, and $144,914 in 1999, 2000, and 2001, respectively.

The future minimum lease payments under the lease at May 31, 2001 are as follows:
May 31,	Amount
2002	$116,875
2003	116,875
2004	116,875
2005	128,905
2006	137,499
Thereafter	469,789
$1,086,818

(13) Other income

Other income consists of the following:
	1999	2000	2001
Interest	$94,536	$98,540	$134,702
Capital gains and dividends	16,902	21,580	19,197
Net gains from sale of securities	14,445	13,386	40,928
Parking	33,684	31,311	23,620
Others	11,876	20,490	1,606
Total other income	$171,443	$185,307	$220,053

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(14) Concentration of credit risk of financial instruments

The Company's cash, cash equivalents, short and long term investments are deposited with five local financial institutions. For the years ended May 31, 1999, 2000, and 2001, the Company had deposits in a financial institution in excess of the Federal deposit insurance in the amounts $623,402, $533,152, and $545,393, respectively.

The Company performs funeral services for deaths occurring principally on the island of Oahu located in the State of Hawaii. In the normal course of business the Company extends unsecured credit to its customers. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

(15) Restatements

The Company restated its financial statements for the years ended May 31, 1999, 2000, and 2001 for various accounting matters as follows:

a. Garden Life Plan, Ltd. (GLP) determined that it was necessary to restate its retained earnings as of June 1, 1998 from $3,206,730 to an accumulated deficit of $870,619. GLP's restatement was largely caused by the need to revise its revenue recognition and cost deferral policies to conform to SAB 101 guidance. As a result, the Company has restated its retained earnings as of June 1, 1998 to account for the effects of GLP's restatement on the Company's accumulated losses in excess of investment, equity in earnings (losses) in GLP, and related deferred income taxes.

b. Accounting for ground lease rent expense on a straight-line basis over the lease term, accrual of a deferred rent liability, and establishment of related deferred income taxes, which affects fiscal 2000 and 2001.

c. Financial statement presentation of revenues and cost of revenues from prearranged funeral service contracts. Previously such revenues were reported in Funeral Services. Since such revenues include the sale of caskets and urns, prearranged funeral service contracts revenues have been disaggregated and their various components have been reported as Funeral Services or Sales of Urns and Other Items, as applicable.

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(15) Restatements (continued)

The effect of the restatements described above on the Company's retained earnings as of June 1, 1998 was as follows:
Retained earnings as previously reported	$5,961,355
Effects of restatements described above	(2,024,645)
Retained earnings as restated	$3,936,710

The effects of the restatements described above on the Company's balance sheet and statement of income and comprehensive income as of and for the year ended May 31, 1999 were as follows:
Balance Sheet	As previously reported	As Restated
Assets
Current Assets:
Income tax receivable	8,074	10,943
Total Current Assets	2,342,200	2,311,115
Investments:
Garden Life Plan, Ltd.	1,649,721	--
Total Investments	2,562,347	912,626
Total Assets	$6,512,524	$4,831,718
Liabilities
Current Liabilities:
Deferred income taxes	--	17,733
Total Current Liabilities	391,687	409,420
Deferred income taxes	134,243	--
Accumulated losses of equity investee in excess of investment	--	632,041
Stockholders' Equity
Retained earnings	5,604,003	3,407,666
Total Stockholders' Equity	5,986,594	3,790,257
Total Liabilities and Stockholders' Equity	$6,512,524	$4,831,718

Statement of Income and Comprehensive Income	As previously reported	As Restated
Revenues
Funeral services	2,043,890	1,848,591
Sales of urns and other items	703,411	898,710
Total Revenues	2,747,301	2,747,301
Income taxes	112,497	86,975
Income before equity in losses of equity investees	91,163	116,685
Equity in losses of equity investee
Garden Life Plan, Ltd.	--	(197,234)
Net Income (Loss)	98,508	(73,204)
Comprehensive Income (Loss)	$116,942	$(54,770)
Earning per common stock	$.06	$(.04)

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(15) Restatements (continued)

The effects of the restatements described above on the Company's balance sheet and statement of income and comprehensive income as of and for the year ended May 31, 2000 were as follows:
Balance Sheet	As previously reported	As Restated
Assets
Current Assets
Deferred income taxes	34,782	--
Total Current Assets	2,388,571	2,353,789
Investments:
Garden Life Plan, Ltd.	2,090,156	--
Total Investments	2,994,174	904,018
Deferred income taxes	--	2,284
Total Assets	$6,962,799	$4,840,145
Liabilities
Current Liabilities
Deferred income taxes	--	8,628
Current Liabilities	434,430	443,058
Deferred income taxes	161,166	--
Deferred rent	--	6,016
Accumulated losses of equity investee in excess of investment	--	658,478
Stockholders' Equity
Retained earnings	6,001,185	3,366,575
Total Stockholders' Equity	6,367,203	3,732,593
Total Liabilities and Stockholders' Equity	$6,962,799	$4,872,643

Statements of Income and Comprehensive Income	As previously reported	As Restated
Revenues
Funeral services	2,149,351	1,934,761
Sales of urns and other items	576,260	790,850
Total revenues	2,725,611	2,725,611
Cost of revenues
Funeral services	1,941,657	1,564,332
Urns and other items	--	383,341
Total cost of revenues	1,941,657	1,947,673
Gross profit	783,954	777,938
Operating income	28,946	22,930
Income before income taxes and equity in losses of equity investees	197,134	191,118
Income taxes	63,253	63,838
Income before equity in losses of equity investees	133,881	127,280
Equity in losses of equity investees
Garden Life Plan, Ltd.	--	(26,437)
Net Income	154,754	121,716
Comprehensive Income	$141,232	$108,194
Earning per common stock	$.09	$.07

HOSOI GARDEN MORTUARY, INC.

NOTES TO FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Years Ended May 31, 1999, 2000, and 2001

(15) Restatements (continued)

The effects of the restatements described above on the Company's balance sheet and statement of income and comprehensive income as of and for the year ended May 31, 2001 were as follows:
Balance Sheet	As previously reported	As Restated
Assets
Current Assets
Deferred income taxes	34,865	132
Total Current Assets	2,425,750	2,391,017
Investments:
Garden Life Plan, Ltd.	2,090,156	--
Total investments	3,021,529	931,373
Deferred income taxes	--	6,200
Total Assets	$7,000,153	$4,909,997
Liabilities
Deferred income taxes	152,489	--
Deferred rent	--	16,328
Accumulated losses of equity investee in excess of investment	--	559,203
Stockholders' Equity
Retained earnings	6,005,162	3,463,431
Total stockholders' equity	6,352,367	3,810,636
Total liabilities and stockholders' equity	$7,000,153	$4,909,997
Statements of Income and Comprehensive Income	As previously reported	As Restated
Revenues:
Funeral services	2,159,005	1,940,318
Sales of urns and other items	443,323	662,010
Total revenues	2,602,328	2,602,328
Cost of revenues
Funeral services	1,788,325	1,450,168
Urns and other items	--	348,470
Total cost of revenues	1,788,325	1,798,638
Gross profit	814,003	803,690
Operating income	18,783	8,470
Income before income taxes and equity in earnings of equity investees	215,658	205,346
Income taxes	82,315	78,399
Income before equity in earnings of equity investees	133,343	126,947
Equity in earnings of equity investees
Garden Life Plan, Ltd.	--	99,274
Net income	169,802	262,680
Comprehensive income	$155,630	$248,508
Earnings per common stock	$.09	$.16

GARDEN LIFE PLAN, LTD.
FINANCIAL STATEMENTS WITH INDEPENDENT AUDITORS' REPORT
Years Ended May 31, 2000 and 1999

Nishihama & Kishida, CPA's, Inc.

Pacific Tower

1001 Bishop Street, Suite 1760

Honolulu, Hawaii 96813-3696

Telephone (808) 524-2255

Fax (808) 523-2090

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Garden Life Plan, Ltd.

We have audited the accompanying balance sheets of Garden Life Plan, Ltd. (a Hawaii Corporation) as of May 31, 2000 and 1999, and the related statements of operations and deficit in retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Life Plan, Ltd. as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Nishihama & Kishida CPA's, Inc.

Honolulu, Hawaii

June 22, 2001

Garden Life Plan, Ltd.
BALANCE SHEETS
May 31, 2000 and 1999
	2000	1999
ASSETS
Cash	$576,265	$787,766
Marketable securities	873,354	--
Funeral contracts receivable, less allowance for cancellations of $57,684 in 2000 and $89,000 in 1999	5,431,352	6,040,654
Income tax receivable	--	7,435
Deferred acquisition costs	4,666,000	4,803,000
Deferred tax assets	2,725,000	2,229,000
Equipment, net of accumulated depreciation of $95,586 in 2000 and $81,840 in 1999	6,312	20,058
Certificate of deposit - restricted	50,000	50,000
Amounts held by trust	20,303,196	17,917,285
	$34,631,479	$31,855,198
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Accounts payable and accrued liabilities	$145,520	$157,736
Income taxes payable	134,000	--
Charter member payable	112,524	112,524
Deferred revenues
30% of contracts outstanding	8,767,290	8,616,467
70% of contracts outstanding	20,342,520	20,070,029
Deferred trust investment income	6,446,584	4,162,528
Total liabilities	35,948,438	33,119,284
STOCKHOLDERS' DEFICIENCY
Common stock authorized, issued and outstanding, 1,000 shares of no par value	1,000	1,000
Deficit in retained earnings	(1,317,959)	(1,265,086)
Total stockholders' deficiency	(1,316,959)	(1,264,086)
	$34,631,479	$31,855,198

See accompanying notes to financial statements.

Garden Life Plan, Ltd.
STATEMENTS OF OPERATIONS AND DEFICIT IN RETAINED EARNINGS
Years Ended May 31, 2000 and 1999
	2000	1999
REVENUES
Pre-need funeral contracts serviced
30% of contract price	$312,190	$283,534
70% of contract price	673,834	627,310
	986,024	910,844
Trust earnings on contracts serviced	283,600	184,500
Interest	51,486	30,598
Other	19,286	34,779
	1,340,396	1,160,721
COSTS AND EXPENSES
Funeral service costs	673,834	627,310
Selling expenses	323,599	199,097
General and administrative expenses	449,798	393,040
Other	--	34,610
	1,447,231	1,254,057
Loss before income taxes	(106,835)	(93,336)
INCOME TAXES (BENEFIT)	(53,962)	301,131
NET LOSS	(52,873)	(394,467)
Deficit in retained earnings, as restated	(1,265,086)	(870,619)
Deficit in retained earnings	$(1,317,959)	$(1,265,086)

See accompanying notes to financial statements.

Garden Life Plan, Ltd.
STATEMENTS OF CASH FLOWS
Years Ended May 31, 2000 and 1999
	2000	1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net loss	$(52,873)	$(394,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,746	17,348
Net deferred income taxes	(496,000)	(360,000)
(Increase) decrease in:
Funeral contracts receivable	609,302	928,217
Deferred acquisition costs	137,000	21,000
Income taxes receivable	7,435	36,836
Assets held by trust	(2,385,911)	(2,355,323)
Increase (decrease) in:
Accounts payable and accrued liabilities	(12,216)	(294,004)
Deferred funeral contract revenues	423,314	1,208,557
Deferred trust investment income	2,284,056	1,293,559
Income taxes payable	134,000	--
Total adjustments	714,726	496,190
Net cash provided by operating activities	661,853	101,723
Cash flows from investing activities
Acquisition of equipment	--	(5,573)
Proceeds from maturities of marketable securities	547,636	--
Purchase of marketable securities	(1,420,990)	--
Net cash used in investing activities	(873,354)	(5,573)
Cash flows from financing activities
Dividends paid	--	(1,500,000)
Net cash used in financing activities	--	(1,500,000)
NET DECREASE IN CASH	(211,501)	(1,403,850)
Cash and cash equivalents at beginning of year	787,766	2,191,616
Cash and cash equivalents at end of year	$576,265	$787,766
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$325,000	$573,500

See accompany notes to financial statements.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS

Garden Life Plan, Ltd. (the Company), was incorporated in 1968 under the laws of the State of Hawaii (State). The Company operates as a pre-need funeral authority licensed to sell pre-need funeral services in the State under Chapter 441 of the Hawaii Revised Statutes. Hawaiian Memorial Park Cemetery (HMPC) and Hosoi Garden Mortuary, Inc. (Hosoi) each own 50% of the outstanding voting common stock of the Company.

The Company acts as an agent for the individual contract holders who have purchased pre-need funeral service plans. The first 30% of payments collected for each contract sold is retained by the Company to cover its "acquisition costs" and is non-refundable. As a pre-need funeral authority, the Company is required to place in trust the remaining 70% of payments collected for each contract sold (the funeral reserve principal) on behalf of the individual contract purchasers (trustors). The Company has appointed Pacific Century Trust as the trustee of the funeral reserve principal but may appoint another trustee. The funeral reserve principal may be invested but shall not be diminished or withdrawn from trust except in payment of the pre-need services contracted for and provided to the deceased purchaser or designee or for the contractual refund to the purchaser.

Pacific Century Trust, as trustee, maintains the funeral reserve principal in two common trust funds and invests such funds as directed by the Company. Realized income and capital gains earned from the investment of the funeral reserve principal may be withdrawn from these common trust funds by the Company.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

(1) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Certificate of deposit - restricted - The certificate of deposit with a financial institution is required to be held by the State for the Company's license as a pre-need funeral authority.

(3) Funeral contracts receivable - Approximately 25% of each contract sold is paid in cash with the remainder being paid under installment plans with varying terms that are generally due within 60 months.

(4) Deferred revenue - The first 30% of each contract is non-refundable and is retained by the Company to cover its "initial acquisition costs." Although 30% of the contract is non-refundable, the income is deferred until the funeral services are provided. The remaining 70% of the contract price is collected by the Company and deposited in trust. This funeral reserve portion of the contract is also deferred until the pre-need funeral service is performed.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also defers all accumulated realized trust earnings generated by the funeral reserve principal until services are performed. The accumulated trust earnings consist primarily of reinvested dividends, interest, and capital gains on sales of securities. Upon performance of the pre-need funeral service contract, the investment earnings estimated to be attributable to the contract is recognized as income.

(5) Deferred acquisition costs - The Company defers all selling or "acquisition" costs associated with pre-need funeral contract sales. Deferred acquisition costs are expensed as funeral service costs when the pre-need funeral service is performed and the related revenue is recognized.

(6) Equipment - Equipment is reflected at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

(7) Amounts held by trust - The amounts held by trust represent the cost basis of trust assets which consists of the accumulated funeral reserve principal on pre-need funeral service contracts outstanding and accumulated realized trust earnings that have not been withdrawn by the Company.

(8) Marketable securities - The Company's marketable securities are held within a self-managed investment account that is not part of trust assets. The Company's investments consist of debt securities maturing in the near term. As such, the Company classifies marketable debt securities as "held-to-maturity" and carries these investments at amortized cost.

(9) Income taxes - The provision for income taxes includes federal and state income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due adjusted for deferred taxes related to differences between financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

(10) Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE C - AMOUNTS HELD BY TRUST

As the Company receives payments on pre-need funeral contracts, it is obligated to deposit amounts collected in excess of the first 30% of the contract price in trust. Information relating to the amounts held by trust as of May 31, 2000 and 1999, are summarized as follows:
	2000		1999
	Cost	Market Value	Cost	Market Value
MAS Pooled Trust - Fixed Income Fund	$3,601,693	$3,303,529	$2,737,141	$2,618,146
JP Morgan Institutional Bond Fund	2,618,835	2,445,283	1,967,444	1,886,069
Vanguard Fixed Income Security Fund
Intermediate Term US Treasury Portfolio	2,596,432	2,469,735	1,894,485	1,849,813
AIM Constellation Fund	600,521	940,202	795,782	958,435
Dodge & Cox Stock Fund	2,190,654	2,318,571	1,748,339	1,950,088
Foreign Equity Fund	1,597,850	2,066,522	1,585,407	1,811,659
Pacific Capital Growth & Income Fund	1,665,456	2,049,895	1,621,362	1,873,280
Pacific Capital Growth Stock Fund	1,592,667	2,006,389	1,663,441	1,867,333
Putnam Voyager Fund	498,778	770,343	840,346	1,034,848
Vanguard/Windsor Fund	2,507,614	2,439,528	1,699,652	1,946,058
Investments held in trust	19,470,500	20,809,997	16,553,399	17,795,729
Cash held in trust	832,696	832,696	1,363,886	1,363,886
Total assets held in trust	$20,303,196	$21,642,693	$17,917,285	$19,159,615

The portion of trust assets representing funeral reserve principal at May 31, 2000 and 1999, are summarized as follows:
	2000	1999
Cost basis of amounts held by trust	$20,303,196	$17,917,285
Realized investment income available	5,344,947	3,844,687
Funeral reserve principal	$14,958,249	$14,072,598

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE D - MARKETABLE SECURITIES

In July 1999, the Company established a self-managed investment account consisting of debt securities classified as held-to-maturity. The amortized cost and estimated fair value of these investments as of May 31, 2000, were as follows:
	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$349,924	$893	$349,031
U.S. Government and Federal Agency securities	523,430	5,914	517,516
Total held-to-maturity securities	$873,354	$6,807	$866,547

The amortized cost and estimated fair value of securities classified as held to maturity as of May 31, 2000, by contractual maturity, are as follows:
	Amortized Cost	Estimated Fair Value
Due in one year or less	$424,574	$423,469
Due after one year through five years	448,780	443,078
	$873,354	$866,547

NOTE E - INCOME TAXES

The Company's provision for income taxes are summarized as follows:
	2000	1999
Current tax expense
Federal	$388,993	$588,407
State	53,045	72,724
	442,038	661,131
Deferred tax (benefit)
Federal	(392,000)	(284,000)
State	(104,000)	(76,000)
	(496,000)	(360,000)
	$(53,962)	$301,131

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE E - INCOME TAXES (Continued)
The cumulative temporary differences related to the deferred tax assets and (liabilities) as of May 31, 2000 and 1999, are as follows:
	2000	1999
Reserve for funeral contract cancellations expensed for financial reporting purposes, not deductible for income tax purposes	$22,000	$34,000
Charter member payable expensed for financial reporting purposes, not deductible for income tax purposes	43,000	43,000
Deferred funeral revenue - 30% of contracts outstanding	3,331,000	3,274,000
Deferred trust investment income	1,102,000	703,000
Deferred acquisition costs	(1,773,000)	(1,825,000)
Net deferred income tax assets	$2,725,000	$2,229,000

The Company's net deferred tax assets at May 31, 2000 and 1999, include the following components:
	2000	1999
Deferred tax assets	$4,498,000	$4,054,000
Deferred tax liabilities	(1,773,000)	(1,825,000)
Net deferred tax assets	$2,725,000	$2,229,000

The Company has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

NOTE F - RELATED PARTY TRANSACTIONS

Hosoi is the primary servicing mortuary. Payments made for services rendered on pre-need funeral contracts are made directly to Hosoi by the trustee.

Management fees of $174,000 were paid to HMPC for the years ended May 31, 2000 and 1999.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE G - CHARTER MEMBER PAYABLE

In October 1995, the Company's board of directors moved to compensate its charter members for relinquishing their status as charter members with a final distribution consisting of an option to receive either $250 in cash or a $500 coupon for future funeral services. Charter members were the original customers of the Company, who had received payments from the Company in prior years at the discretion of the board of directors. The option expired February 29, 1996, at which time all charter members who had not exercised the $250 cash option were mailed the $500 coupon for future funeral services. The Company will pay the servicing mortuary for such services upon the death of the charter member and the receipt of the issued coupon. In fiscal 1996, the Company accrued $210,500 for the estimated future services and, at May 31, 2000 and 1999, the accrual for the unredeemed coupons approximated $112,500.

NOTE H - CONTINGENT LIABILITIES

The Company has an agreement with Hosoi which gives the Company the exclusive right to solicit pre-need funeral service arrangements for service by Hosoi. This agreement also commits Hosoi to perform the funeral services that are the contractual obligations of the Company to the individual contract purchasers. This agreement expires in September 2001. However, Hosoi's responsibility to provide services under pre-need contracts sold prior to expiration of the agreement continues indefinitely.

When a prepaid funeral contract purchaser passes away, the Trustee is required to pay the designated mortuary service provider the related amount from the funeral reserve principal previously deposited in the common trusts. A contract purchaser also has the right to terminate the contract; in which case, the related amount in the funeral reserve principal must be refunded. The Company, as seller of the pre-need funeral service agreements, has the obligation to secure performance of the funeral service at no further cost to the prepaid funeral contract purchaser. Therefore, the Company is contingently liable for any costs in excess of funds available in the funeral reserve principal to provide alternate funeral services if Hosoi is unable to perform on its contractual obligation. Hosoi has given no indication that it will be unable to fully perform its obligations under the servicing mortuary agreement and has provided assurances that it will continue to service all preneed contracts sold prior to the expiration date of the servicing mortuary agreement. Accordingly, management has not undertaken to estimate the liability, if any, that may result from the excess of current and expected funeral service costs over the funeral reserve principal, if Hosoi is unable to perform.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2000 and 1999

NOTE I - PRIOR PERIOD ADJUSTMENT

Management of the Company has determined that it was necessary to defer all costs related to the selling of pre-need funeral service contracts and that all pre-need funeral contract revenue and all realized trust investment income should be deferred until such time the funeral service is performed. Management has also determined that assets held in trust by Pacific Century Trust should be recorded at cost in the Company's financial statements. As a result of these determinations by management, retained earnings was reduced by $4,077,349 as of June 1, 1998 as follows:
Retained earnings at June 1, 1998, as previously stated		$3,206,730
Prior period adjustments
30% funeral contract revenue deferral	$(8,444,780)
Trust investment income deferral	(2,868,969)
Accumulated unrealized gains on securities	(1,166,600)
Deferred acquisition costs	4,824,000
Net deferred tax assets	3,579,000	(4,077,349)
Deficit in retained earnings at June 1, 1998, as restated		$(870,619)

GARDEN LIFE PLAN, LTD.
FINANCIAL STATEMENTS WITH INDEPENDENT AUDITORS' REPORT
Years Ended May 31, 2001 and 2000

Nishihama & Kishida, CPA's, Inc.

Pacific Tower

1001 Bishop Street, Suite 1760

Honolulu, Hawaii 96813-3696

Telephone (808) 524-2255

Fax (808) 523-2090

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Garden Life Plan, Ltd.

We have audited the accompanying balance sheets of Garden Life Plan, Ltd. (a Hawaii Corporation) as of May 31, 2001 and 2000, and the related statements of operations and deficit in retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Life Plan, Ltd. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Nishihama & Kishida CPA's, Inc.

Honolulu, Hawaii

October 31,2001

Garden Life Plan, Ltd.
BALANCE SHEETS
May 31, 2001 and 2000
	2001	2000
ASSETS
Cash	$780,783	$576,265
Marketable securities	1,021,456	873,354
Funeral contracts receivable, less allowance for cancellations of $500,000 in 2001 and $57,684 in 2000	4,794,182	5,431,352
Income tax receivable	70,000	--
Deferred acquisition costs	4,776,160	4,666,000
Deferred tax assets	3,242,000	2,725,000
Equipment, net of accumulated depreciation of $101,898 in 2001 and $95,586 in 2000	--	6,312
Certificate of deposit - restricted	50,000	50,000
Amounts held by trust	21,934,031	20,303,196
	$36,668,612	$34,631,479
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Accounts payable and accrued liabilities	$159,292	$145,520
Income taxes payable	--	134,000
Charter member payable	78,061	112,524
Deferred revenues
30% of contracts outstanding	9,013,999	8,767,290
70% of contracts outstanding	20,613,567	20,342,520
Deferred trust investment income	7,922,105	6,446,584
Total liabilities	37,787,024	35,948,438
STOCKHOLDERS' DEFICIENCY
Common stock authorized, issued and outstanding, 1,000 shares of no par value	1,000	1,000
Deficit in retained earnings	(1,119,412)	(1,317,959)
Total stockholders' deficiency	(1,118,412)	(1,316,959)
	$36,668,612	$34,631,479

See accompanying notes to financial statements.

Garden Life Plan, Ltd.
STATEMENTS OF OPERATIONS AND DEFICIT IN RETAINED EARNINGS
Years Ended May 31, 2001 and 2000
	2001	2000
REVENUES
Pre-need funeral contracts serviced
30% of contract price	$301,950	$312,190
70% of contract price	612,325	673,834
	914,275	986,024
Trust earnings on contracts serviced	303,000	283,600
Interest	78,739	51,486
Other	22,857	19,286
	1,318,871	1,340,396
COSTS AND EXPENSES
Funeral service costs	612,325	673,834
Selling expenses	163,700	323,599
General and administrative expenses	441,311	449,798
	1,217,336	1,447,231
Earnings (loss) before income tax benefit	101,535	(106,835)
INCOME TAXES (BENEFIT)	(97,012)	(53,962)
NET EARNINGS (LOSS)	198,547	(52,873)
Deficit in retained earnings, at beginning of year	(1,317,959)	(1,265,086)
Deficit in retained earnings, at end of year	$(1,119,412)	$(1,317,959)

See accompanying notes to financial statements.

Garden Life Plan, Ltd.
STATEMENTS OF CASH FLOWS
Years Ended May 31, 2001 and 2000
	2001	2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
Net earnings (loss)	$198,547	$(52,873)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	6,312	13,746
Net deferred income taxes	(517,000)	(496,000)
(Increase) decrease in:
Funeral contracts receivable	637,170	609,302
Deferred acquisition costs	(110,160)	137,000
Income taxes receivable	(70,000)	7,435
Assets held by trust	(1,630,835)	(2,385,911)
Increase (decrease) in:
Accounts payable and accrued liabilities	13,772	(12,216)
Charter member payable	(34,463)	--
Deferred funeral contract revenues	517,756	423,314
Deferred trust investment income	1,475,521	2,284,056
Income taxes payable	(134,000)	134,000
Total adjustments	154,073	714,726
Net cash provided by operating activities	352,620	661,853
Cash flows from investing activities
Proceeds from maturities of marketable securities	1,458,670	547,636
Purchase of marketable securities	(1,606,772)	(1,420,990)
Net cash used in investing activities	(148,102)	(873,354)
NET INCREASE (DECREASE) IN CASH	204,518	(211,501)
Cash and cash equivalents at beginning of year	576,265	787,766
Cash and cash equivalents at end of year	$780,783	$576,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$640,000	$325,000

See accompany notes to financial statements.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2001 and 2000

NOTE A - NATURE OF BUSINESS

Garden Life Plan, Ltd. (the Company), was incorporated in 1968 under the laws of the State of Hawaii (State). The Company operates as a pre-need funeral authority licensed to sell pre-need funeral services in the State under Chapter 441 of the Hawaii Revised Statutes. Hawaiian Memorial Park Cemetery (HMPC) and Hosoi Garden Mortuary, Inc. (Hosoi) each own 50% of the outstanding voting common stock of the Company.

The Company acts as an agent for the individual contract holders who have purchased pre-need funeral service plans. The first 30% of payments collected for each contract sold is retained by the Company to cover its "acquisition costs" and is non-refundable. As a pre-need funeral authority, the Company is required to place in trust the remaining 70% of payments collected for each contract sold (the funeral reserve principal) on behalf of the individual contract purchasers (trustors). The Company has appointed Pacific Century Trust as the trustee of the funeral reserve principal but may appoint another trustee. The funeral reserve principal may be invested but shall not be diminished or withdrawn from trust except in payment of the pre-need services contracted for and provided to the deceased purchaser or designee or for the contractual refund to the purchaser.

Pacific Century Trust, as trustee, maintains the funeral reserve principal in two common trust funds and invests such funds as directed by the Company. Realized income and capital gains earned from the investment of the funeral reserve principal may be withdrawn from these common trust funds by the Company.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

(1) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Certificate of deposit - restricted - The certificate of deposit with a financial institution is required to be held by the State for the Company's license as a pre-need funeral authority.

(3) Funeral contracts receivable - Approximately 25% of each contract sold is paid in cash with the remainder being paid under installment plans with varying terms that are generally due within 60 months.

(4) Deferred revenue - The first 30% of each contract is non-refundable and is retained by the Company to cover its "initial acquisition costs." Although 30% of the contract is non-refundable, the income is deferred until the funeral services are provided. The remaining 70% of the contract price is collected by the Company and deposited in trust. This funeral reserve portion of the contract is also deferred until the pre-need funeral service is performed.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2001 and 2000

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also defers all accumulated realized trust earnings generated by the funeral reserve principal until services are performed. The accumulated trust earnings consist primarily of reinvested dividends, interest, and capital gains on sales of securities. Upon performance of the pre-need funeral service contract, the investment earnings estimated to be attributable to the contract are recognized as income.

(5) Deferred acquisition costs - The Company defers all selling or "acquisition" costs associated with pre-need funeral contract sales. Deferred acquisition costs are expensed as funeral service costs when the pre-need funeral service is performed and the related revenue is recognized.

(6) Equipment - Equipment is reflected at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

(7) Amounts held by trust - The amounts held by trust represent the cost basis of trust assets which consists of the accumulated funeral reserve principal on pre-need funeral service contracts outstanding and accumulated realized trust earnings that have not been withdrawn by the Company.

(8) Marketable securities - The Company's marketable securities are held within a self-managed investment account that is not part of the trust assets. The Company's investments consist of a short-term government mutual fund. As such, the Company classifies marketable debt securities as "held-to-maturity" and carries these investments at amortized cost.

(9) Income taxes - The provision for income taxes includes federal and state income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due adjusted for deferred taxes related to differences between financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

(10) Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2001 and 2000

NOTE C - AMOUNTS HELD BY TRUST

As the Company receives payments on pre-need funeral contracts, it is obligated to deposit amounts collected in excess of the first 30% of the contract price in trust. Information relating to the amounts held by trust as of May 31, 2001 and 2000, are summarized as follows:
	2001		2000
	Cost	Market Value	Cost	Market Value
EQUITY SECURITIES
MAS Pooled Trust - Fixed Income Fund	$--	$--	$3,601,693	$3,303,529
JP Morgan Institutional Bond Fund	--	--	2,618,835	2,445,283
Vanguard Fixed Income Security Fund
Intermediate Term US Treasury Portfolio	2,129,673	2,178,590	2,596,432	2,469,735
AIM Constellation Fund	--	--	600,521	940,202
Dodge & Cox Stock Fund	2,000,106	2,235,359	2,190,654	2,318,571
Foreign Equity Fund	2,282,305	2,113,053	1,597,850	2,066,522
Pacific Capital Small Cap Fund	1,077,951	1,260,492	--	--
Pacific Capital Growth & Income Fund	2,474,493	2,264,504	1,665,456	2,049,895
Pacific Capital Growth Stock Fund	2,788,227	2,280,589	1,592,667	2,006,389
Putnam Voyager Fund	1,221,104	1,141,389	498,778	770,343
Vanguard/Windsor Fund	2,134,522	2,293,772	2,507,614	2,439,528
Total equity securities	16,108,381	15,767,748	19,470,500	20,809,997
DEBT SECURITIES - AMORTIZED COST
U.S. Treasury Obligations	1,700,921	1,667,544	-	-
U.S. Government Agencies	1,063,276	1,054,748	-	-
Corporate Bonds	2,751,295	2,731,586	-	-
Total debt securities	5,515,492	5,453,878	-	-
Total investments held in trust	21,623,873	21,221,626	19,470,500	20,809,997
Cash held in trust	310,158	310,158	832,696	832,696
Total assets held in trust	$21,934,031	$21,531,784	$20,303,196	$21,642,693

The portion of trust assets representing funeral reserve principal at May 31, 2001 and 2000, are summarized as follows:
	2001	2000
Cost basis of amounts held by trust	$21,934,031	$20,303,196
Realized investment income available	6,118,027	5,344,947
Funeral reserve principal	$15,816,004	$14,958,249

F - 46

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2001 and 2000

NOTE D - MARKETABLE SECURITIES

In July 1999, the Company established a self-managed investment account consisting of debt securities classified as held-to-maturity. In April 2001, the Company repositioned its investments by purchasing units in a short-term governmental mutual fund. The cost of this investment as of May 31, 2001, totaled $1,021,456. Due to the short-term nature of the debt securities held in this mutual fund, fair value approximates cost.

NOTE E - INCOME TAXES

The Company's provision for income taxes (benefit) is summarized as follows:
	2001	2000
Current tax
Federal	$369,589	$388,993
State	50,399	53,045
	419,988	442,038
Deferred tax (benefit)
Federal	(408,000)	(392,000)
State	(109,000)	(104,000)
	(517,000)	(496,000)
	$(97,012)	$(53,962)

The cumulative temporary differences related to the deferred tax assets and (liabilities) as of May 31, 2001 and 2000, are as follows:
	2001	2000
Reserve for funeral contract cancellations expensed for financial reporting purposes, not deductible for income tax purposes	$18,000	$22,000
Charter member payable expensed for financial reporting purposes, not deductible for income tax purposes	30,000	43,000
Deferred funeral revenue - 30% of contracts outstanding	3,425,000	3,331,000
Deferred trust investment income	1,584,000	1,102,000
Deferred acquisition costs	(1,815,000)	(1,773,000)
Net deferred income tax assets	$3,242,000	$2,725,000

F - 46

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2001 and 2000

NOTE E - INCOME TAXES (BENEFIT) (Continued)

The Company's net deferred tax assets at May 31, 2001 and 2000, include the following components:
	2001	2000
Deferred tax assets	$5,057,000	$4,498,000
Deferred tax liabilities	(1,815,000)	(1,773,000)
Net deferred tax assets	$3,242,000	$2,725,000

The Company has not recorded a valuation allowance for the deferred tax assets as management believes that it is more likely than not that they will be ultimately realized.

NOTE F - RELATED PARTY TRANSACTIONS

Hosoi is the primary servicing mortuary. Payments made for services rendered on pre-need funeral contracts are made directly to Hosoi by the trustee.

Management fees of $159,500 and $174,000 were paid to HMPC for the years ended May 31, 2001 and 2000, respectively.

NOTE G - CHARTER MEMBER PAYABLE

In October 1995, the Company's board of directors moved to compensate its charter members for relinquishing their status as charter members with a final distribution consisting of an option to receive either $250 in cash or a $500 coupon for future funeral services. Charter members were the original customers of the Company, who had received payments from the Company in prior years at the discretion of the board of directors. The option expired February 29, 1996, at which time all charter members who had not exercised the $250 cash option were mailed the $500 coupon for future funeral services. The Company will pay the servicing mortuary for such services upon the death of the charter member and the receipt of the issued coupon. In fiscal 1996, the Company accrued $210,500 for the estimated future services and, at May 31, 2001 and 2000, the accrual for the unredeemed coupons approximated $78,000 and $112,500, respectively.

NOTE H - CONTINGENT LIABILITIES

The Company has an agreement with Hosoi which gives the Company the exclusive right to solicit pre-need funeral service arrangements for service by Hosoi. This agreement also commits Hosoi to perform the funeral services that are the contractual obligations of the Company to the individual contract purchasers. This agreement expires in September 2001. However, Hosoi's responsibility to provide services under pre-need contracts sold prior to expiration of the agreement continues indefinitely.

Garden Life Plan

NOTES TO FINANCIAL STATEMENTS

May 31, 2001 and 2000

NOTE H - CONTINGENT LIABILITIES

When a prepaid funeral contract purchaser passes away, the Trustee is required to pay the designated mortuary service provider the related amount from the funeral reserve principal previously deposited in the common trusts. A contract purchaser also has the right to terminate the contract; in which case, the related amount in the funeral reserve principal must be refunded. The Company, as seller of the pre-need funeral service agreements, has the obligation to secure performance of the funeral service at no further cost to the prepaid funeral contract purchaser. Therefore, the Company is contingently liable for any costs in excess of funds available in the funeral reserve principal to provide alternate funeral services if Hosoi is unable to perform on its contractual obligation. Hosoi has given no indication that it will be unable to fully perform its obligations under the servicing mortuary agreement and has provided assurances that it will continue to service all preneed contracts sold prior to the expiration date of the servicing mortuary agreement. Accordingly, management has not undertaken to estimate the liability, if any, that may result from the excess of current and expected funeral service costs over the funeral reserve principal, if Hosoi is unable to perform.

F- 43