Form 10KSB/A
period 2002-05-31
HOSOI GARDEN MORTUARY INC
filed 2003-01-21
CIK 48544

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

Common Stock Par Value $.20 per share

Check whether the issuer (1) filed all reports required to be filed by the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenue for its most recent fiscal year. $2,808,494

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $5,643,298

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date: 1,612,371

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

Transitional Small Business Disclosure Format (Check one): Yes X No

PART I

ITEM 1. Description of Business

Hosoi Garden Mortuary, Inc. (the "Company") was incorporated in 1957 under the laws of the State of Hawaii as the successor to a business founded in 1900. The Company considers itself to be in a single business segment and is principally engaged in the funeral service and mortuary business. The Company provides professional services related to funerals, including the use of funeral facilities and motor vehicles. The Company also provides for sale of selected merchandise and ancillary products and services, such as, caskets, urns, crematory services, announcements, flowers, catering and other services.

During the fiscal years ended May 31, 2002 and 2001, funeral services accounted for 73.8% and 74.6%, respectively, of revenues.

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

Location	Number of Mortuaries
Island of Hawaii Island of Maui Island of Oahu Island of Kauai Island of Molokai	3 3 12 2 1

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

Moanalua Mortuary

Leeward Funeral Home

Valley of the Temples Mortuary (also operating Kukui, Nuuanu and Diamond Head Memorial Parks)

Caucasian Japanese Caucasian and Chinese Mixed and Japanese Mixed (Filipino and Japanese) Mixed and Japanese Mixed Japanese, Chinese and Caucasian

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

On August 3, 2001, the Company incorporated Hosoi Life Plan, Inc.(HLP), a wholly-owned subsidiary, to sell price guaranteed prearranged funeral contracts to be solely serviced by the Company. Prearranged funeral contracts is a means through which a customer contractually agrees to the terms of a funeral to be performed in the future. In August 2002 the Company received its license from the State of Hawaii, to sell prearranged funeral contracts.

The Company owns 50% of Garden Life Plan, Ltd. ("Garden Life") which sold prearranged funeral service contracts under a Servicing Agreement ("Agreement") in which the Company was the sole servicing mortuary. In September 2001, the Agreement with Garden Life expired and Garden Life ceased all sales of Garden Life's prearranged funeral service contracts. However, the Company is obligated to service the prearranged funeral service contracts sold prior to the termination date.

Upon the termination of the Agreement , the Company entered into negotiations to purchase the 50% ownership interest in Garden Life held by Hawaii Memorial Park Cemetery. In November 2002, the Company concluded the purchase of Garden Life for $2,500,000. The purchase resulted in Garden Life becoming a wholly-owned subsidiary of the Company, which enables the Company to resume sales of prearanged funeral contracts.

Revenues from Garden Life's prearranged funeral service contracts, accounted for approximately 23.4% and 25.2% of revenues in 2002 and 2001, respectively

Thirty (30) persons were employed by the Company for the fiscal year ended May 31, 2002. Seventeen (17) persons were employed full-time and thirteen (13) persons were employed part-time.

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

The portion owned by the Company is owned in fee simple. The Company leases the portion owned by the Herman S. Hosoi Trust and Hosoi-Tamori-Shimonishi Trust ("Trusts") under a fifteen-year lease that expires on October 31, 2014. The lease provides for the Company to the pay the higher of $112,200, plus general excise tax, per year or percentage rent of 25% times 15% of gross annual revenues, as defined in the lease. For the second five year period, the Company will pay $132,000, plus general excise tax, per year or the percentage rent. For the third five year period, an appraisal of the property will be required to be establish the base rent but in no event will the base rent exceed $200,000, plus general excise tax, per year or the percentage rent. The Company is also responsible for the payment of real property taxes on the portion of the land owned by the Trusts. Rental expense is recognized on the straight-line basis over the lease term. The difference between the straight-line rent expense and actual payments made under the lease is recorded as a liability in the balance sheets.

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

The election of three directors and the election of an auditor were submitted to a vote of the shareholders. Of the total shares present in person and proxy, the following vote of the shareholders was taken:

Election of Class A Directors (3 year term)

Name	For	Against	Abstain
Berton Kato Anne T. Tamori Sadako Hosoi	1,093,589 (66.95%) 1,093,589 (66.95%) 1,080,039 (66.12%)	5,900 5,900 19,450

The foregoing persons were elected at the annual meeting to serve a three-year term until the 2005 annual meeting or until their successors shall be elected.

Election of Auditor (One Year Term)

Name	For	Against	Abstain
Grant Thornton, LLP	1,088,481	4,520	6,488

Although Grant Thornton LLP was elected auditor, it subsequently withdrew its proposal to audit the Company's financial statements. On September 10, 2002, the Company engaged PricewaterhouseCoopers LLP, to audit the Company's consolidated financial statements for the year ended May 31, 2002.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth items from Hosoi Garden Mortuary, Inc.'s statements of income as percentages of net revenues:
Years Ended May 31,
2002	2001
Total revenues	100.0%	100.0%
Cost of revenues	66.2	69.1
Gross profit	33.8	30.9
Selling, general and administrative expenses	31.5	30.6
Operating income	2.2	0.3
Other income (expenses)	3.1	7.6
Income before income taxes and equity in earnings of equity investees	5.4	7.9
Provision for income taxes	2.1	3.0
Income before equity in earnings of equity investees	3.2	4.9
Equity in earnings of equity investees	3.7	5.2
Net income	6.9%	10.1%

Critical Accounting Policies and Accounting Changes

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Note (1) to the consolidated financial statements provides a summary of the Company's significant accounting policies. Following is a discussion of the uncertainties and significant estimates and judgements that are involved in applying these accounting policies.

In general, judgment is involved when assessing the realizability or recoverability of the carrying values of assets, and the timing of any loss recognition on assets. The Company's assets that are susceptible to such judgements include securities-available-for-sale, accounts receivable, inventories, deferred tax assets, and property and equipment. The Company believes that based on its long history of profitability and absent any negative market information to the contrary, that its property and equipment and deferred tax assets are not impaired and thus no losses are inherent in the carrying values of such assets.

While securities available-for-sale are carried at market value in the accompanying financial statements, the difference between cost and market value is not reflected in net income until the securities are sold (the difference is reflected as a separate component of stockholders' equity until sold, in accordance with generally accepted accounting principles). Judgement is involved in determining whether a loss on an individual security should be charged against net income prior to selling the security. In general, the Company does not report losses on such securities prior to their sale date, unless the unrealized losses are significant relative to the carrying value of the security, and the unrealized loss has been in existence for a substantial period of time (ie. for a year or longer). Since the Company's securities portfolio is actively managed by professional managers, loss securities are not carried for sustained periods of time, and accordingly, gross unrealized losses have not been significant. In fiscal 2002 and 2001, no losses were charged against net income for losses on securities prior to their sale date. Note (5) to the consolidated financial statements provides more information on the Company's securities portfolio and its gross unrealized gains and losses.

The Company believes that the carrying value of inventories and accounts receivable, net of allowance for uncollectible accounts, are not stated in excess of their recoverable amounts, based on detailed analysis of these accounts, which included a review of subsequent activity after the Company's May 31 year end.

In addition to the above asset accounts, judgement is also involved in applying the equity method of accounting for the Company's investment in Garden Life Plan, Ltd. (GLP), a 50%-owned investee. Since GLP's liabilities exceed its assets, it has negative equity. Under general accepted accounting principles, judgement is involved on the part of the Company as an investor in determining whether to carry its investment in GLP at a zero value, or to record a "negative investment" equal to 50% of GLP's negative equity. Because GLP's business activities are so closely aligned with the business activities of the Company (GLP in effect serves as a sales agent for mortuary services for the Company) and because the Company has an obligation to provide mortuary services to GLP in connection with GLP's prearranged funeral contracts, the Company has determined that it is appropriate to record a "negative investment" in GLP. This is reflected in the accompanying balance sheet under the caption "accumulated losses of equity investee in excess of investment." As a result, the Company's share of GLP's earnings are also reflected in the Company's statements of income. Since the Company does not control GLP (it is managed by GLP's other 50% owner) consolidation accounting is not appropriate for this investment.

New Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 address financial accounting and reporting for business combinations and establishes the purchase method for accounting for such transactions. SFAS No. 142 address accounting for goodwill and other intangible assets and redefines useful lives, amortization periods and impairment of goodwill. Under the new standard, goodwill will no longer be amortized, but must be tested for impairment annually. The Company plans to implement the standards of SFAS No. 141 in its 2003 fiscal year. The adoption of these new standards will not impact the fiscal 2002 consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Asset and Long-Lived Assets to Be Disposed Of." However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The scope of SFAS 141 excludes goodwill and other non-amortizable intangible assets held and used as well as goodwill associated with a reporting unit to be disposed of. The provisions of SFAS No. 144 are effective for fiscal yeas beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction." The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provision of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other , an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretations No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 is not expected to have a material effect on the Company's consolidated financial statements.

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chief executive officer and its chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Results of Operations

Revenues

The Company's revenues increased by $206,166 in 2002 over 2001. The increase of 7.9% is principally attributable to an overall increase in the total number of services performed from 1,067 in 2001 to 1,179 in 2002, which is an increase of 10.5%. The increase is also attributable to the sales of additional funeral services and upgraded merchandise to customers with prearranged funeral contracts.

In addition, the number of prearranged funeral services which generate a lower average price, decreased from 459 in 2001 to 445 in 2002, which is a decrease of 3.1%. Prearranged funeral services accounted for 23.4% of total revenues in 2002 and 25.2% in 2001. The Company expects that the total number of prearranged funeral services will account for between 40% to 50% of total services within the next five years. The Company expects to mitigate the reduction in revenues from this expected increase in prearranged funeral services by a combination of marketing additional merchandise sales to its prearranged customers and marketing its at-need services to non-Japanese ethnic groups which currently comprise a minor part of its at-need services revenues. In addition, the Company expects to construct its own crematory to reduce cremation costs which is currently provided by an outside crematory.

The Company started its own pre-need authority to sell price guaranteed funeral service contracts that will be serviced solely by the Company. The Company expects that this venture will increase its market share and provide greater control of the types of prearranged funeral service contracts being sold.

The continued affiliation with Woolsey Funeral & Cemetery Services, Inc., (Woolsey) described in ITEM 1. Description of Business, is a revenue source from a segment of the community which was not previously served by the Company. This affiliation with Woolsey Funeral & Cemetery Services, Inc. is expected to provide an additional revenue source from an ethnic group (Polynesian) which currently contributes only a minor part of the Company's revenues. Services performed by Woolsey decreased from 72 in 2001 to 57 in 2002, a decrease of 20.8%. It is believed that competition for the Polynesian market by a recently established mortuary contributed to the decline in services performed by Woolsey.

Future operating results will be adversely affected if revenues do not increase in relation to the increase in operating expenses. The expected increase in the number of prearranged funeral services will limit the growth of revenues if the Company's facilities and personnel are not upgraded to enable it to increase the capacity of its facilities. The upgrade of the Company's facilities and personnel is expected to mitigate the effects of the increase in prearranged funeral services.

Current plans to increase capacity and revenues include the following:

1. Upgrade and train professional staff to meet current market demands and the changing the nature of customer preferences. The current trend indicates that families are having smaller private services with lower priced merchandise.

2. Upgrade the facilities to provide the capacity to provide multi-cultural services and to service the expected increase in pre-need funeral services.

3. Construction of an on-site crematory.

Gross Profit

Gross profit as a percentage of revenues increased from 30.9% in 2001 to 33.8% in 2002. The increase of $144,474 in the gross profit is attributable to a decrease in real property tax expenses and the increase in revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased from $795,220 in 2001 to $885,400 in 2002. As a percent of revenues SG&A expenses were 31.5% and 30.6% in 2002 and 2001, respectively. The increase is primarily attributable to increases in professional services and stockholders' meeting expenses which were partially offset by a decrease in salaries and wages.

It is expected that professional services will increase in the short term as the Company continues to seek legal and accounting services relating to:

a) Issues concerning expansion of its facilities,

b) Start-up of its own pre-need authority,

c) Audits of amended 10-KSB filings for the years ended May 31, 1999, 2000 and 2001.

Equity in Earnings of Garden Life Plan, Ltd. (GLP)

Equity in earnings of GLP decreased from $99,274 in 2001 to $83,528 in 2002. The 15.9% decrease is attributable to a decrease in interest and investment earnings during 2002. The decrease in interest and investment earnings is attributable to lower cash balances maintained during 2002 and lower interest rates.

Income Taxes

The Company's effective income tax rate was 39.9% in 2002 and 38.2% in 2001. The increase in rate was largely attributable to nondeductible expense associated with keyman life insurance policie

Liquidity and Capital Resources

Total working capital was $2,663,954 at May 31, 2002 and $1,895,720 at May 31, 2001. Working capital ratio was 6.3:1 at May 31, 2002 and 4.9:1 at May 31, 2001. The increase in the working capital and working capital ratio was a result of the increase in the amount of cash and cash equivalents held at May 31, 2002. The increase in cash and cash equivalents was due to the change in investment strategy for Securities Held-to-Maturity. Securities Held-to-Maturity decreased to $89,212 in 2002 from $888,846 in 2001.

At the end of 2002 and 2001, the Company did not have any long-term debt. The Company expects that cash flows from operations, its cash reserves and earnings on its investments will be adequate to meet the Company's cash requirements in the short-term. Subsequent to 2002 the Company withdrew funds from short-term loan commitments from a bank to purchase the 50% ownership of GLP, which it didn't previously own, which resulted in GLP becoming a wholly-owned subsidiary. See Note (14) of the consolidated financial statements.

Dividends paid were $56,691 in 2002 and $74,825 in 2001, which represents dividends of $.035 and $.045 per share in 2002 and 2001, respectively. The decrease of $18,134 in the total dividends paid in 2002 over 2001 is a result of the decrease in the shares outstanding as a result of the repurchase of shares by the Company and the reduction in the amount of dividend paid per share.

Cash outflows for the acquisition of the Company's shares were $88,642 in 2002 and $95,640 in 2001. The Company expects that future acquisitions will be in the range of $75,000 to $100,000 per year.

Contractual, Commercial and Contingent Commitments

The Company has the following contractual obligations, commercial and contingent commitments in the ordinary course of conducting its business.

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

Prearranged funeral service contracts - The Company had a Servicing Agreement (Agreement) with its 50% owned subsidiary, Garden Life Plan, Ltd. (GLP) which expired on September 15, 2001. The Company is obligated to service the sales of the remaining contracts sold prior to the termination date. See Note (2) to the consolidated financial statements in Item 7 of this Form 10-KSB/A for further discussion regarding the Company's contractual obligations.

Commitments - The Company has available a line-of-credit of $500,000 with a bank which expires on June 1, 2003. There were no borrowing against the line-of-credit as of May 31, 2002. Subsequent to the year ended May 31, 2002, the Company obtained a commitment from a bank for short-term financing up to $3,400,000. See Note (14) to the consolidated financial statements in Item 7 of this Form 10-KSB/A for further discussion regarding the Company's commitments.

ITEM 7. Financial Statements

The audited consolidated balance sheets, consolidated statements of income and comprehensive income, statements of cash flows and changes in shareholders' equity for the years ended May 31, 2002 and 2001 are on pages F - 1 to F - 25 of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In a letter dated October 5, 2001, the Company's auditor, Endo & Company, Certified Public Accountant, informed the Company's Finance Committee that it could not stand for re-election as auditor because it determined that it was not independent in accordance with the Security Exchange Commission's prohibition against bookkeeping services. The Finance Committee informed the Board of Directors and recommended that the Company engage new auditors for the Company's financial statements for the years ended May 31, 2002 and 2001.

The Company does not have any disagreement with its past auditor, and does not anticipate any disagreement with its newly engaged auditor, relating to accounting or financial disclosure issues.

On September 10, 2002, the Company engaged PricewaterhouseCoopers LLP, to audit the Company's financial statements for the years ended May 31, 2002, 2001, 2000 and 1999.

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

Directors hold office for the duration of their terms and thereafter until their successors are elected. The executive officers serve at the pleasure of the Board of Directors. See the table on pages 18 for certain information about the directors and executive officers of the Company.

The names, ages, positions and offices, terms of office, and business experience of the directors and executive officers of the Company are set forth below.

Directors Whose Terms Expired in 2002 and Who Were Elected to Terms Expiring in 2005

Sadako Hosoi is the widow of Herman S. Hosoi, founder of the Company. She has been a director of the Company since 1957 and is the Chairperson of the Board Emeritus. In the past, she has served as chairperson of the Company and treasurer. She serves as a director of Garden Life Plan, Ltd. She is the mother of Julie S. Shimonishi, director, Clifford Hosoi, director, president and chief executive officer of the Company, and Anne T. Tamori, director and vice president of operations of the Company.

Berton T. Kato is an attorney licensed in the State of Hawaii and has his own law practice. He has been a director of the Company since 1996. He also serves as a director of Garden Life Plan, Ltd.

Anne T. Tamori has been employed by the Company since 1978. She has been a vice president of operations and director of the Company since 1994. She has served as an associate secretary of the Company. She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director, president and chief executive officer of the Company, and Julie S. Shimonishi, director.

Directors Whose Terms Expire in 2004

At the January 21, 2001 annual meeting the following were elected to three-year term which expires in 2004.

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

Directors Whose Terms Expire in 2003

At the January 23, 2000 annual meeting the following were elected to new three-year terms which will expires in 2003.

Julie S. Shimonishi is a school teacher and has been employed by the Hongwanji Mission School since 2001. She has been a director since 1979.She is the daughter of Sadako Hosoi, director, and the sister of Clifford Hosoi, director, president and chief executive officer of the Company, and Anne T. Tamori, director and vice president of operations of the Company.

Robert Kuwahara is a Certified Public Accountant and has his own CPA practice. He has been a director of the Company since 1995. He is actively involved in human services organizations such as the YMCA.

Glenn Suetsugu resigned as a director of the Company on December 3, 2001.

Reed Shiraki was nominated as an interim director to replace Glenn Suetsugu. He is general manager for a construction company.

Other Executive Officers are as Follows:

David Fujishige has been employed by the Company since 1989. He has been a funeral director since 1991. He has been a vice president for funeral services of the Company since 1994. Prior to joining the Company, he was a food production supervisor at Rehabilitation Hospital of the Pacific.

Keith Numazu resigned as treasurer of the Company on August 10, 2001. The duties of treasurer are currently being performed by Clifford Hosoi.

Elaine Nakamura has been employed by the Company since 1963. She is the secretary of the Company and Garden Life Plan, Ltd.

Directors and Executive Officers of the Company

Name	Age	Office	Director Since	Family Relationship	Yrs. Employed
Sadako Hosoi	85	Director / Chairperson Emeritus	1957	Mother of Julie S. Shimonishi, Director, Clifford Hosoi, Director and, President and Chief Executive Officer, and Anne T. Tamori, Director and Vice President of Operations
Rene Mansho(fn2)	53	Director / Chairperson of the Board	1993	None	0
Clifford Hosoi	54	Director / President/ Chief Executive Officer	1989	Son of Sadako Hosoi, Brother of Julie S. Shimonishi and Anne T. Tamori	22
Julie S. Shimonishi	56	Director	1979	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Anne T. Tamori	Part-time since 1996
Ricky C. Manayan	43	Director	1995	None	0
Berton T. Kato	54	Director	1996	None	0
Robert Kuwahara	55	Director	1995	None	0
Glenn Suetsugu (fn3)	53	Director	1999	None	0
Anne T. Tamori	55	Director / Vice President of Operations	1994	Daughter of Sadako Hosoi, Sister of Clifford Hosoi and Julie S. Shimonishi	24
Name	Age	Office	Officer Since	Family Relationship	Yrs. Employed
Elaine Nakamura	64	Secretary	1972	None	39
David Fujishige	54	Vice President of Funeral Services	1994	None	13
Keith Numazu(fn4)	40	Treasurer	1994	None	9

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

Summary Compensation - Annual Compensation

Name and Position	Year ended May 31	Salary	All Other Compensation
Clifford Hosoi President / Chief Executive Officer	2000 2001 2002	$64,788 (1) $71,477 $61,313	$8,987 (2) $8,303 (3) $8,192 (4)

(1) Amount shown includes retroactive pay of $7,292.

(2) Amount shown includes $3,239 contributed to the Company's Money Purchase Pension Plan, $4,248 contributed to the Company's Profit- Sharing Plan and $1,500 fees paid as a director.

(3) Amount shown includes $3,209 contributed to the Company's Money Purchase Pension Plan, $3,944 contributed to the Company's Profit-Sharing Plan and $1,150 fees paid as a director.

(4) Amount shown includes $3,116 contributed to the Company's Money Purchase Pension Plan, $3,801 contributed to the Company's Profit-Sharing Plan and $1,275 fees paid as a director.

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

The Company's contribution to the profit-sharing plan is discretionary and may be up to 15% of the participant's eligible compensation. The Company's total contributions shall not exceed the amount allowable by income tax regulations. The amounts charged against income for the profit-sharing plan was $40,000 in 2002 and 2001, respectively. The Company's allocation of contributions among eligible members is based on their respective compensation and is allocated proportionately.

The investment decision for the profit-sharing plan is formulated by registered investment advisors through Pacific Century Trust Limited and Salomon Smith Barney, Inc.

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

Subsequent to May 31, 2002, the Company terminated the money purchase pension plan and merged the assets of the pension plan with the profit-sharing plan.

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

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Julie S. Shimonishi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.76%
Common		General Partner of the Hosoi Family Limited Partnership, as co-Trustee of the Hosoi Family Voting Trust	160,250	9.89%
Common		Custodian for Chad Shimonishi and Lane Shimonishi under HUGMA	8,000	0.49%
Common		Direct	52,534	3.24%
Common		Total	379,034	23.39%
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Clifford Hosoi 30 N. Kukui Street, Honolulu, HI 96817	General Partner of the Hosoi Family Limited Partnership, as co-Trustee of the Hosoi Family Voting Trust	160,250	9.89%
Common		Direct	52,532	3.24%
Common		Total	212,782	13.13%
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Anne T. Tamori 30 N. Kukui Street, Honolulu, HI 96817	General Partner of the Hosoi Family Limited Partnership, as co-Trustee of the Hosoi Family Voting Trust	160,250	9.89%
Common		Custodian for Ryan Tamori under HUGMA	4,000	0.25%
Common		Direct	52,534	3.24%
Common		Total	216,784	13.38%
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Sadako Hosoi 30 N. Kukui Street, Honolulu, HI 96817	Co-trustee of the Herman S. Hosoi Trust	158,250	9.76%
Common		Settlor of the Hosoi Family Voting Trust and limited partner of the Hosoi Family Limited Partnership	160,250	9.89%
Common		Total	318,500	19.65%
Common	Herman S. Hosoi Trust, Sadako Hosoi and Julie S. Shimonishi, Trustees 30 N. Kukui Street, Honolulu, HI 96817	Direct	158,250	9.76%
Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	No. of Shares	Percent of Class
Common	Hosoi Family Limited Partnership (1) 30 N. Kukui Street, Honolulu, HI 96817	Direct	160,250	9.89%

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

B. Directors and Executive Officers

Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of May 31, 2002 is set forth below.

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

(4) Includes:

52,532 shares (3.24%)	as to which Mr. Hosoi exercises sole voting and investment powers;
160,250 shares (9.89%)	as to which Mr. Hosoi as Co-Trustee of the Hosoi Family Voting Trust, has voting and investment powers over the share owned by the Hosoi Family Limited Partnership.

(5) Includes:

52,534 shares (3.24%)	as to which Mrs. Tamori exercises sole voting and investment powers;
4,000 shares (0.25%)	as to which Mrs. Tamori exercises sole voting and investment powers for Ryan Tamori under HUGMA;
160,250 shares (9.87%)	as to which Mrs. Tamori as Co-Trustee of the Hosoi Family Voting Trust, has voting and investment powers over the shares owned by the Hosoi Family Limited Partnership.

(6) Rene Mansho, who served as a director during the fiscal year ended May 31, 2002, and Ricky C. Manayan, Berton T. Kato, Robert Kuwahara and Reed Shiraki, who are currently serving as directors, and Elaine Nakamura and David Fujishige, who are currently serving as officers, do not own any shares of the Company.

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

Date: Honolulu, Hawaii, January 7, 2003.

HOSOI GARDEN MORTUARY, INC.

By CLIFFORD HOSOI, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A for the year ended May 31, 2002, has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

Dated: January 3, 2003

CLIFFORD HOSOI, Director, President and Chief Executive Officer

SADAKO HOSOI, Director

BERTON T. KATO, Director

ROBERT KUWAHARA, Director

RICKY C. MANAYAN, Director

REVEREND THOMAS R. OKANO, Director

JULIE S. SHIMONISHI, Director

REED SHIRAKI, Director

ANNE T. TAMORI, Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Annual Report (Form 10-KSB/A) of Hosoi Garden Mortuary, Inc. for the year ended May 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

CLIFFORD HOSOI

Chief Executive Officer

Date: January 7, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Annual Report (Form 10-KSB/A) of Hosoi Garden Mortuary, Inc. for the year ended May 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

JACK ENDO

Chief Financial Officer

Date: January 7, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hosoi Garden Mortuary, Inc. (the "Company) on Form 10-KSB/A for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clifford Hosoi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

CLIFFORD HOSOI

Chief Executive Officer

Date: January 7, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hosoi Garden Mortuary, Inc. (the "Company) on Form 10-KSB/A for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Endo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

JACK ENDO

Chief Financial Officer

Date: January 7, 2003