Form 10QSB
period 2002-08-31
HOSOI GARDEN MORTUARY INC
filed 2003-01-21
CIK 48544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-2288
(Unaudited)
HOSOI GARDEN MORTUARY, INC.
(Exact name of small business issuer as specified in its charter)
State of Hawaii
(State or other jurisdiction of incorporation or organization)
No. 99-0088064
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
1,611,056 shares of Common Stock
Outstanding at August 31, 2002

HOSOI GARDEN MORTUARY, INC.
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

CONTENTS
_ _ _ _ _ _ _

		Pages
DISCLAIMER OF OPINION		1
PART I - Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet	2
	Consolidated Statements of Income and Comprehensive Income	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 - 12
Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations	13
PART II - Other Information		14
SIGNATURES		15

Endo & Company

1357 Kapiolani Blvd. Ste. 1005

Honolulu, HI 96814

808-941-4811

DISCLAIMER OF OPINION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

To the Board of Directors

Hosoi Garden Mortuary, Inc.

The accompanying consolidated balance sheet of

HOSOI GARDEN MORTUARY, INC.

as of August 31, 2002, and the related consolidated statements of income and comprehensive income and cash flows for the three-months ended August 31, 2002 and 2001 were not audited by us and accordingly, we do not express an opinion on them.

January 10, 2003

/s/ Endo & Company

Honolulu, Hawaii

HOSOI GARDEN MORTUARY, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2002

A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$1,601,567
Securities available-for-sale, at market (Note 4)	903,166
Accounts receivable, less allowance for doubtful accounts of $63,094	322,059
Income tax receivable	8,779
Inventories	195,733
Prepaid expenses and other current assets	63,919
Deferred income taxes (Note 6)	59,155
TOTAL CURRENT ASSETS	3,154,378
INVESTMENTS
Woolsey-Hosoi Mortuary Services, LLC (Note 3)	22,986
Cemetery plots	1,350
Securities held-to-maturity, at cost (Note 4)	70,889
95,225
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	1,384,452
DEFERRED INCOME TAXES (Note 6)	11,095
PREARRANGED FUNERAL CONTRACTS (Note 1)	42,550
OTHER ASSETS	286,846
TOTAL ASSETS	$4,974,546
L I A B I L I T I E S
CURRENT LIABILITIES
Accounts payable	$332,841
Accrued liabilities	194,815
TOTAL CURRENT LIABILITIES	527,656
DEFERRED RENT (Note 1)	29,219
DEFERRED REVENUES ( Note 1)	42,550
DEFERRED PREARRANGED FUNERAL CONTRACT REVENUES (Note 1)	42,550
ACCUMULATED LOSSES OF EQUITY INVESTEE IN EXCESS OF INVESTMENT (Notes 1 and 2)	483,782
TOTAL LIABILITIES	1,125,757
S T O C K H O L D E R S ' E Q U I T Y
Common Stock
Common stock, par value $.20 per share; authorized 3,625,000 shares, issued 1,834,841	366,748
RETAINED EARNINGS (Note 1)	3,573,176
ACCUMULATED OTHER COMPREHENSIVE LOSS, net of applicable deferred income taxes	(9,853)
TREASURY STOCK, 223,785 shares, at cost (Note 1)	(81,282)
TOTAL STOCKHOLDERS' EQUITY	3,848,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,974,546

See the accompanying Notes to Consolidated Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended August 31, 2002 and 2001
	2002	2001
Revenues
Funeral services	$ 610,760	$ 570,483
Sales of urns and other items	187,176	192,389
Total revenues	797,936	762,872
Cost of revenues
Funeral services	381,765	372,917
Sales of urns and other items	98,082	100,204
Total cost of revenues	479,847	473,121
Gross Profit	318,089	289,751
Selling, general, and administrative expenses
Salaries and wages	53,796	59,376
Professional services	124,387	74,536
Other	50,370	60,769
Total selling, general, and administrative expenses	228,553	194,681
Operating Income	89,536	95,070
Other income and (expenses)
Interest income, parking, dividends and other	21,467	33,685
Income before income taxes and equity in earnings of equity investees	111,003	128,755
Income taxes (Note 8)	41,969	47,504
Income before equity in earnings of equity investees	69,034	81,251
Equity in earnings of equity investees
Garden Life Plan, Ltd. (Notes 1 and 2)	(8,106)	27,662
Net Income	60,928	108,913
Other comprehensive loss
Net unrealized losses on securities available-for-sale, net of deferred credits of $(17,670) and $(18,750)	(28,865)	(30,626)
Comprehensive Income	$ 32,063	$ 78,287
Average number of share common stock outstanding	1,611,198	1,631,076
Earnings per common share (Note 1)	$.04	$.07

See the accompanying Notes to Consolidated Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Ended August 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 60,928	$ 108,913
Adjustments to reconcile net cash provided by operations:
Depreciation	15,205	16,835
Loss (gain) on sale and redemption of securities	6,274	(1,556)
Increase in allowance for doubtful accounts	3,100	6,214
Increase in deferred income taxes	(4,539)	(3,362)
Undistributed losses in equity earning of investee	8,106	(27,662)
Increase in cash value of life insurance policies	(503)	(1,017)
(Increase) decrease in certain assets
Accounts receivable	(95,713)	18,821
Income tax receivable	11,516	--
Inventories	15,721	11,748
Prepaid expense and other current assets	(11,239)	(11,327)
Distribution from Woolsey-Hosoi Mortuary Services, LLC	10,000	15,000
Deferred selling costs	(6,826)	--
Increase (decrease) in certain liabilities
Accounts payable	(2,616)	(7,457)
Accrued liabilities	20,961	(52,045)
Income taxes payable	--	32,366
Deferred rent	2,578	2,578
Deferred revenues	42,550	--
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,503	108,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,609)	(11,201)
Purchase of securities	(33,786)	(143,539)
Deposit of pre-need authority bond	(150,000)	--
Proceeds from sale and redemption of securities	31,872	885,238
Payment of premiums on life insurance policies	--	(2,811)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(166,523)	727,687
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares reacquired	(4,603)	(30,660)
Dividends rebated	--	483
NET CASH USED IN FINANCING ACTIVITIES	(4,603)	(30,177)
NET (DECREASE) INCREASE IN CASH	(95,623)	805,559
CASH, beginning of period	1,697,190	980,416
CASH, end of period	$ 1,601,567	$ 1,785,975

See the accompanying Notes to Financial Statements

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(1) Summary of significant accounting policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the parent company, Hosoi Garden Mortuary, Inc. and its wholly-owned subsidiary, Hosoi Life Plan, Inc. (HLP). All material intercompany transaction have been eliminated in the consolidation.

On August 3, 2001, the Company incorporated Hosoi Life Plan, Inc. (HLP), a wholly-owned subsidiary, to sell price guaranteed prearranged funeral contracts whereby a customer contractually agrees to the terms of a funeral to be performed in the future by the Company.

Cash and cash equivalent - The Company considers certificate of deposit, money market accounts and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Equity investees - The Company owns 50% of the common stock of Garden Life Plan, Ltd. (GLP) and 50% of the partners' capital of Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi). These Companies are managed and controlled by the management of the Company's co-owners and are accounted for under the equity method of accounting.

Because of its obligations to provide mortuary services to GLP in connection with GLP's prearranged funeral contracts, the Company has continued to recognize its share of GLP's losses in amounts that exceed its investment. As a result, the accumulated losses of GLP in excess of the Company's investment are reported in the consolidated balance sheet as a liability. See Note (2).

Rent expense - The Company's ground lease provides for scheduled rent increases over the term of the lease. Rent expense is recognized on a straight-line basis over the lease term. The difference between the straight-line rent expense and actual payments made under the lease is recorded as Deferred Rent in the consolidated financial statements.

Reacquired shares - Shares reacquired by the Company prior to July 1, 1987 were recorded at cost and are reflected as Treasury stock in the consolidated balance sheet. At August 31, 2002 there were 223,785 shares classified as treasury stock.

Shares reacquired by the Company subsequent to June 30, 1987 are considered constructively retired and directly reduce the amount of common stock outstanding. These reacquired shares are recorded at par value, with the excess over par value charged to retained earnings.

Earning per common share - Earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding.

Funeral operations - The Company provides funeral services to customers on an "at-need" basis or under price guaranteed prearranged funeral contracts sold by GLP and HLP. Revenues are recognized for services and sales of merchandise when funeral services are performed. Professional services rendered are reported as Funeral services. Sales of merchandise, including caskets, urns and other items are reported as Sales of urns and other items.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(1) Summary of significant accounting policies

The component of Cost of revenues include all direct and indirect costs, attributable to the respective components of revenues. Direct costs include the cost of merchandise sold, labor, and certain other related costs. Indirect costs include the cost of insurance, depreciation, supplies and other labor cost related to performance and completion of funeral services.

Prearranged funeral activities - Through Hosoi Life Plan, Inc. (HLP), its wholly-owned subsidiary, the Company sells price guaranteed prearranged funeral contracts for future funeral services at prices prevailing at the time the agreements are signed. Of the payments received under these contracts, 70% is placed into trust accounts pursuant to applicable law, which together with accumulated realized trust earnings are intended to cover the future cost of providing price guaranteed funeral services. The remaining 30% is retained by HLP to cover its operational costs and is non-refundable.

Customer receivables and amounts due from trust funds, including accumulated realized trust earnings relating to funeral services yet to be provided under prearranged funeral contracts will be reported in the consolidated balance sheet as Prearranged funeral contract asset. A corresponding liability will be recorded and revenues are recognized at such time that the funeral services are performed.

Incremental and direct costs to be incurred by HLP relating to the sale of prearranged funeral contracts are deferred and charged to expense as prearranged funeral contract revenues are recognized. Such costs includes commissions and certain other direct selling costs that vary with and are primarily related to the acquisition of new prearranged funeral business, and will be reported as Deferred acquisition costs in the consolidated balance sheet. Also, see Note (2) regarding GLP's accounting policies for its prearranged funeral activities.

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

(2) Garden Life Plan, Ltd.

Garden Life Plan, Ltd. (GLP), a Hawaii corporation, was engaged in the sale of price guaranteed prearranged funeral contracts. Of the payments received by GLP under these contracts, 70% is placed into trust accounts with Bank of Hawaii, Investment Service Group (BOH-ISG) pursuant to applicable law and is intended to cover the future cost of providing price guaranteed funeral services. BOH-ISG, as trustee, invest such trust funds as directed by GLP. The remaining 30% is retained by GLP to cover its operational costs and is non-refundable.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(2) Garden Life Plan, Ltd. (continued)

GLP's revenues from sale of prearranged funeral contracts are deferred until such time that funeral services are provided. Accumulated realized trust earnings are also deferred until the funeral services have been provided. Incremental and direct costs incurred by GLP relating to the sale of prearranged funeral contracts are deferred and charged to expense as prearranged funeral contract revenues are recognized.

Pursuant to a service agreement with GLP, the Company is the sole servicing mortuary for prearranged funeral contracts sold by GLP and is entitled to receive 70% of prearranged funeral contract price from GLP upon providing such mortuary services. As of September 15, 2001, GLP ceased selling price guaranteed prearranged funeral contracts; however, the Company is obligated to service the contracts sold by GLP to September 15, 2001.

Summarized financial information of GLP as of and for the years ended May 31, 2002 and 2001 is as follows:
	2002	2001
Total assets, including prearranged funeral contract assets of $27,004,434 and $26,728,213	$ 36,570,120	$ 36,668,612
Total liabilities, including deferred prearranged funeral contract revenues of $28,368,704 and $28,535,672	37,521,475	37,787,024
Total stockholders' deficit	$ (951,355)	$ (1,118,412)
Total revenues	$ 1,354,457	$ 1,318,871
Costs and expenses, including $692,083 and $612,325, respectively, related to the purchase of services from the Company	(1,187,400)	(1,120,324)
Net income	$ 167,057	$ 198,547

The accumulated losses in excess of the Company's investment in GLP as of May 31, 2002 and 2001 is accounted for as follows:
	2002	2001
Stockholders' deficit of GLP	$ (951,355)	$(1,118,412)
Equity ownership	50%	50%
Accumulated losses in excess of investment in GLP	$ (475,675)	$ (559,203)

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(2) Garden Life Plan, Ltd. (continued)

On November 6, 2002 the Company purchased the 50% interest of GLP that it did not already own for $2,500,000. The purchase of this interest in GLP resulted in GLP becoming a wholly-owned subsidiary of the Company. The purchase was partially financed through bank borrowing, see Note (6). The purchase of GLP enables the Company to resume sales of GLP's prearranged funeral contracts.

(3) Woolsey-Hosoi Services, LLC

On July 7, 1998, the Company in partnership with Woolsey Funeral & Cemetery Services, Inc. formed Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi), a limited liability company, to provide funeral services to market sectors not previously serviced by the Company. The Company's initial capital contribution, for a 50% interest in Woolsey-Hosoi, was $15,000.

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, facilities use and related charges. The revenues from Woolsey-Hosoi are reflected in Funeral services, which amounted to $2,950 and $4,500 in 2002 and 2001, respectively.

Summarized financial information of Woolsey-Hosoi as of and for its years ended December 31, 2001 and 2000 is as follows:
	2001	2000
Total assets	$ 89,684	$ 81,005
Total liabilities	242	179
Total partners' capital	$ 89,442	$ 80,826

Total revenues	$ 208,357	$ 246,771
Costs and expenses	170,438	174,231
Operating income	$ 37,919	$ 72,540

Net income	$ 38,617	$ 72,918

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(3) Woolsey-Hosoi Services, LLC (continued)

The Company's investment in Woolsey-Hosoi as of May 31, 2002 and 2001 is accounted for as follows:
	2002	2001
Partnerships' capital	$89,442	$80,826
Equity ownership	50%	50%
	44,721	40,413
Distribution received after investee's year end	(12,500)	-
Investment in Woolsey-Hosoi	$32,986	$41,177

(4) Investment securities

On August 31, 2002, the Company held investments in the following types of securities:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Available-for-sale
Equity securities	$ 179,169	$ 5,110	$ 31,335	$ 152,944
Mutual funds	739,882	37,907	27,567	750,222
	919,051	43,017	58,902	903,166
Held-to-maturity
U. S. Treasury obligations	70,889	2,573	377	73,085
Total	$ 989,940	$ 45,590	$ 59,279	$ 976,251

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(4) Investment securities (continued)

The maturities for all debt securities held on August 31, 2002 were:
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within 1 year	$ -	$ -	$ 8,168	$ 8,126
After 1 year through 5 years	-	-	21,993	20,157
After 5 years	-	-	40,728	44,802
	$ -	$ -	$ 70,889	$ 73,085

The Company sold securities available-for-sale and redeemed securities held-to-maturity for $31,872 and $885,238 in 2002 and 2001, respectively. The realized gains and losses of $1,925 and $8,199 in 2002 and $6,097 and $4,542 in 2001 are reflected in earnings. The cost of the securities sold was based on the cost of all the shares of each security held at the time of sale.

The net unrealized holding losses on investment securities available-for-sale as of August 31, 2002, reported as a separate component of Stockholders' Equity, are as follows:
Unrealized holding losses, net of gains	$ 15,885
Deferred income taxes	(6,032)
$ 9,853

(5) Certificate of Deposit - Restricted

Included in Other Assets are certificate of deposits with a financial institution which is held by the State of Hawaii, Department of Commerce and Consumer Affairs for HLP's license as a pre-need funeral authority.

(6) Deferred income taxes

Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(6) Deferred income taxes (continued)

The deferred tax liability results from the recognition of unrealized gains, net of losses, on securities for financial statement purposes, and the recognition of gains or losses when securities are sold for income tax purposes.

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the direct write-off method for income tax purposes, the accrual of vacation and sick leave when earned for financial statements and the recognition for income tax purposes when paid, the accrual of rent expense for financial statements, and capital loss carryforward.

Deferred tax assets - current
Accrued vacation and sick leave	$15,319
Allowance for doubtful accounts	23,959
Capital losses carry forward	13,845
Unrealized gains, net of losses, on securities available-for-sale	6,032
59,155
Deferred tax assets - non current
Deferred rent	11,095
Net deferred taxes	$70,250

(7) Line-of-credit

The Company has a line-of-credit of $500,000 with a bank which expires on June 1, 2003. Interest only payments are required during the term of any advances at .5% over the bank's base interest rate. The line-of-credit loan is collateralized by a security interest in accounts receivable, property and equipment and bank accounts held at the bank.

The Company also has available $3,400,000 on a short term basis with a bank which expires within 180 days of the initial advance. Payments included interest .5% over the bank's base interest rate. The line-of-credit is collateralized by a security interest in accounts receivable, property and equipment and accounts held at the bank.

As of August 31, 2002, there were no advances against the line-of-credit or the short-term loan.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

(8) Income taxes

The provision for income taxes consists of the following:
	2002	2001
Federal:
Current	$ 39,415	$ 43,234
Deferred	(3,819)	(2,829)
	35,596	40,405
State:
Current	7,093	7,632
Deferred	(720)	(533)
	6,373	7,099
	$ 41,969	$ 47,504

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

Changes in financial condition

There have been no material adverse changes in financial condition from the end of the preceding fiscal year to the end of the current quarter ended August 31, 2002.

The working capital and working capital ratio at August 31, 2002 reflected strong liquidity as follows:
Working Capital	$2,626,722
Working Capital Ratio	6:1

Changes in results of operations

Revenues - Total revenues in 2002 increased by $35,064, an increase of 4.6% over 2001. The increase resulted principally from an increase in the number of services performed and an increase in services over caskets which generate higher prices.

Cost of Revenues - Cost of sales and services as a percent of total revenues decreased to 60.1% in 2002 from 62.0% in 2001. The decrease is the result of an increase in net sales and services, including the increase in higher margin casket services.

Selling, General, and Administrative Expenses - Selling, general, and administrative expenses, as a percent of total revenues, increased to 28.6% in 2002 from 25.5% in 2001, principally as a result of an increase in professional services, resulting from pre-operating expenses of Hosoi Life Plan, Inc. a wholly-owned pre-need authority subsidiary and on-going negotiations for the purchase of the 50% interest in Garden Life Plan, Ltd. not currently owned by the Company.

Income Taxes - The effective income tax rate is 37.8% and 36.9% for 2002 and 2001, respectively.

Other Income (Expense) - Other income as a percent of total revenues decreased to 2.7% in 2002 from 4.4% in 2001. The decrease is a result of a decrease in interest income and losses on the sales of securities, partially offset by an increase in parking revenues.

HOSOI GARDEN MORTUARY, INC.

PART II - OTHER INFORMATION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

August 31, 2002 and 2001

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated October 5, 2002, reporting the resignation of Endo & Company as auditor for the registrant.

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

HOSOI GARDEN MORTUARY, INC.

(Small business issuer)

/s/Clifford Hosoi

Clifford Hosoi, President

Date January 21,2003

/s/ Elaine Nakamura

Elaine S. Nakamura, Secretary

Date January 21, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Quarterly Report (Form 10-QSB) of Hosoi Garden Mortuary, Inc. for the three month period ended August 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CLIFFORD HOSOI

Chief Executive Officer

Date: January 21, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Quarterly Report (Form 10-QSB) of Hosoi Garden Mortuary, Inc. for the three months period ended August 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JACK ENDO

Chief Financial Officer

Date: January 21, 2003