Form 10QSB
period 2002-11-30
HOSOI GARDEN MORTUARY INC
filed 2003-01-21
CIK 48544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
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
1,594,591 shares of Common Stock
Outstanding at November 30, 2002

HOSOI GARDEN MORTUARY, INC.
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

CONTENTS
_ _ _ _ _ _ _

Pages

PART I - Financial Information
Item 1.	Financial Statements
	Notes to Consolidated Financial Statements	1 - 6
PART II - Other Information		7
SIGNATURES		8 - 9

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2002 and 2001

(1) Summary of significant accounting policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the parent company, Hosoi Garden Mortuary, Inc. and its wholly-owned subsidiaries, Hosoi Life Plan, Inc. (HLP) and Garden Life Plan, Inc. (GLP). All material intercompany transaction have been eliminated in the consolidation.

On August 3, 2001, the Company incorporated Hosoi Life Plan, Inc. (HLP), a wholly-owned subsidiary, to sell price guaranteed prearranged funeral contracts whereby a customer contractually agrees to the terms of a funeral to be performed in the future by the Company.

On November 6, 2003, the Company purchased the 50% ownership interest of GLP which it did not previously own.

Cash and cash equivalent - The Company considers certificate of deposit, money market accounts and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Equity investees - The Company owned 50% of the common stock of Garden Life Plan, Ltd. up to November 5, 2003 and 50% of the capital of Woolsey-Hosoi Mortuary Services, LLC (Woolsey-Hosoi). GLP was managed and controlled by the management of the Company's co-owners, up to the date of acquisition, and Woolsey-Hosoi is managed anc controlled by the Company's co-owner. GLP's earnings, up to the date of acquisition, and Woolsey-Hosoi's earnings are accounted for under the equity method of accounting.

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

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2002 and 2001

(1) Summary of significant accounting policies

Cost of revenues include all direct and indirect costs, attributable to the respective components of revenues. Direct costs include the cost of merchandise sold, labor, and certain other related costs. Indirect costs include the cost of insurance, depreciation, supplies and other labor cost related to the performance and completion of funeral services.

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

Customer receivables and amounts due from trust funds, including accumulated realized trust earnings relating to funeral services yet to be provided under prearranged funeral contracts is reported in the consolidated balance sheet as Prearranged funeral contract asset. A corresponding liability is recorded and revenues are recognized at such time that the funeral services are performed.

Incremental and direct costs incurred by HLP relating to the sale of prearranged funeral contracts are deferred and charged to expense as prearranged funeral contract revenues are recognized. Such costs includes commissions and certain other direct selling costs that vary with and are primarily related to the acquisition of new prearranged funeral contracts and is reported as Deferred acquisition costs in the consolidated balance sheet. Also, see Note (2) regarding GLP's accounting policies for its prearranged funeral activities.

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

November 30, 2002 and 2001

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

November 30, 2002 and 2001

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

The Company provides Woolsey-Hosoi with embalming services, assistance with funeral arrangements, facilities use and related charges. The revenues from Woolsey-Hosoi are reflected in Funeral services.

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

November 30, 2002 and 2001

(3) Woolsey-Hosoi Services, LLC (continued)

The Company's investment in Woolsey-Hosoi as of May 31, 2002 and 2001 is accounted for as follows:
	2002	2001
Partnerships' capital	$89,442	$80,826
Equity ownership	50%	50%
	44,721	40,413
Distribution received after investee's year end	(12,500)	-
Investment in Woolsey-Hosoi	$32,986	$41,177

(4) Certificate of Deposit - Restricted

Included in Other Assets are certificate of deposits with a financial institution which is held by the State of Hawaii, Department of Commerce and Consumer Affairs, for HLP's license as a pre-need funeral authority.

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

The deferred tax asset results from the use of the reserve method in accounting for uncollectible accounts receivable in the financial statements and the direct write-off method for income tax purposes, the accrual of vacation and sick leave when earned for financial statements and the recognition for income tax purposes when paid, the accrual of rent expense for financial statements on a straight-line basis and when paid for tax purposes and for unused capital loss carryovers.

(6) Line-of-credit

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

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2002 and 2001

(6) Line-of-credit (continued)

The Company also has available $3,400,000 on a short term basis with a bank which expires within 180 days of the initial advance. Interest is payable at .5% over the bank's base interest rate. The line-of-credit is collateralized by a security interest in accounts receivable, property and equipment and accounts held at the bank.

(Unaudited)

HOSOI GARDEN MORTUARY, INC.

PART II - OTHER INFORMATION

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

November 30, 2002 and 2001

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K and Form 8-K/A dated November 6, 2002 to report the purchase of the 50% interest of Garden Life Plan, Ltd., which the Company did not own previously.

** * * *

SIGNATURES

* * * * *

CERTIFICATION PURSUANT TO

SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Quarterly Report (Form 10-QSB) of Hosoi Garden Mortuary, Inc. for the six months ended November 30, 2002;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 21, 2003

/s/ Clifford Hosoi

Clifford Hosoi,

President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

1. I have reviewed this Quarterly Report (Form 10-QSB) of Hosoi Garden Mortuary, Inc. for the six months ended November 30, 2002;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 21, 2003

/s/ Jack Y. Endo

Jack Y. Endo

Chief Financial Officer